Form 10QSB
period 2003-03-31
GLOBAL PRECISION MEDICAL INC
filed 2003-11-04
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

(X)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

(   )

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________

to  ________

GLOBAL PRECISION MEDICAL INC.

(Formerly San Antonios Resources Inc.)

 (Exact name of small business issuer as specified in its charter)

           WYOMING

(State or other jurisdiction of

  (I. R. S. Employer

incorporation or organization)

    Identification No.)

#536 – 1489 Marine Drive, West Vancouver, British Columbia, Canada V7T 1B8

(Address of principal executive offices)

(Zip Code)

 604-926-2939

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   X   No

As of March 31, 2003, 8,126,825 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X

# of 24

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Balance Sheets
(in Canadian dollars)

	March 31,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets
Cash	$ 345	$ 4,923
Amounts receivable (Note 3)	531	-
Due from shareholder (Note 5)	-	1,417
Current assets from discontinued operations	2,805	5,235
Total current assets	3,681	11,575

License Agreement (Note 3)	3,326,346	3,326,346
Less accumulated amortization	(116,423)	(33,264)
	3,209,923	3,293,082

Total assets	$ 3,213,604	$ 3,304,657

LIABILITIES
Current liabilities
Trade accounts payable	$ 384	$ -
Accrued liabilities	5,000
Due to shareholder (Note 5)	47,761	-
Current liabilities from discontinued operations	19,425	20,925
Total liabilities	$ 72,570	$ 20,925

STOCKHOLDERS' EQUITY
Share capital (Note 6)	5,732,760	5,732,760
Authorized: 100,000,000 without par value
Issued: 8,126,825 common shares (December 31, 2002 – 8,126,825 common shares)
Additional paid in capital	237,088	237,088
Deficit	(2,828,814)	(2,686,116)
	3,141,034	3,283,732

Total liabilities and stockholders’ equity	$ 3,213,604	$ 3,304,657

See notes to consolidated financial statements.

# of 24

# of 24

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Statements of Operations
(in Canadian dollars)

	Cumulative from date of inception of continuing operations on September 23, 2002 to March 31, 2003 (Note 2(l))	Three Months Ended March 31, 2003 2002
	(unaudited)	(unaudited)	(unaudited)
Expenses from continuing operations
Accounting and audit	$ 5,000	$ 5,000	$ -
Amortization	116,423	83,159	-
Business development	22,648	22,648	-
Consulting	3,000	3,000	-
Interest and bank charges	195	195	-
Filing fees	755	755	-
Foreign exchange gain	(285)	(285)	-
Legal fees	1,779	1,779	-
Office	3,414	3,414	-
Research and development	42,125	18,783	-
Shareholder information	1,505	1,505	-
Transfer agent	1,745	1,745	-
Travel	1,000	1,000	-
	199,304	142,983	-
Loss from discontinued operations (Note 7)	-	-	30,738

NET LOSS FOR THE PERIOD	$ (199,304)	$ (142,698)	$ (30,738)

Loss from continuing operations per share		$ (0.02)	$ -

Loss from discontinued operations per share		$ -	$ (0.01)

Weighted average number of shares outstanding		8,126,825	2,923,968

See notes to consolidated financial statements.

# of 24

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Statements of Cash Flows
(in Canadian dollars)

	Cumulative from date of inception of continuing operations on September 23, 2002 to March 31, 2003 (Note 2(l))	Three Months Ended March 31, 2003 2002
	(unaudited)	(unaudited)	(unaudited)
CASH PROVIDED BY (USED IN):

Operating activities:
Net loss from continuing operations	$ (199,304)	$ (142,698)	$ -
Item not involving cash
Amortization	116,423	83,159	-
Net changes in non-cash working capital items (Note 10)	4,853	4,853	-
	(78,028)	(54,686)	-

Cash flows from discontinued operations	-	930	(19,687)

Financing activity:
Advances from shareholder	73,450	49,178	11,796

DECREASE IN CASH	(4,578)	(4,578)	(7,891)

CASH (BANK INDEBTEDNESS), BEGINNING OF PERIOD	4,923	4,923	(67,153)

CASH (BANK INDEBTEDNESS), END OF PERIOD	$ 345	$ 345	$ (75,044)

Cash is comprised as follows:
Cash (Bank Indebtedness)	$ 345	$ 345	$ 4,947
Bank loan	-	-	(79,991)
	$ 345	$ 345	$ (75,044)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
During the three months ended March 31, 2002 the Company issued 2,237,407 common shares in settlement of $294,685 of shareholder loan.

See notes to consolidated interim financial statements.

# of 24

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Statements of Stockholders’ Equity (Deficiency in Assets)
(in Canadian dollars)

			Additional
	Capital Stock		Paid-In
	Number	Amount	Capital	Deficit	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Balance, December 31, 2000	5,014,333	$ 1,862,187	$ -	$ (2,002,434)	$ (140,247)
Share consolidation	(4,178,611)	-	-	-	-
Loss for the year	-	-	-	(422,728)	(44,728)
Balance, December 31, 2001	835,722	1,862,187	-	(2,445,162)	(582,975)
Issued to settle shareholder loan	2,237,407	294,685	-	-	294,685
Issued for cash	66,667	77,965	-	-	77,965
Issued to settle debt	556,950	109,156	-	-	109,156
Issued for licence agreement	4,030,079	3,326,346	-	-	3,326,346
Issued for compensation	400,000	62,421	-	-	62,421
Shareholder contributions	-	-	237,088	-	237,088
Loss for the year				(240,954)	(240,954)
Balance, December 31, 2002	8,126,825	5,732,760	237,088	(2,686,116)	3,283,732
Net loss for the period	-	-	-	(142,698)	(142,698)
Balance, March 31, 2003	8,126,825	$ 5,732,760	$ 237,088	$ (2,828,814)	$ 3,141,034

See notes to consolidated interim financial statements.

# of 24

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.

CONTINUING OPERATIONS

The Company was incorporated under The Company Act of British Columbia on August 24, 1990 and commenced operations in late 1994.  On February 5, 2003 the Company continued from the Canadian Province of British Columbia into the State of Wyoming in the United States of America. The Company continues to denominate its financial statements in Canadian dollars.

These financial statements are prepared on a basis of accounting principles applicable to a going concern, which assume the realization of assets and satisfaction of liabilities in the normal course of business.

At March 31, 2003, the Company has a working capital deficiency of $68,889 (December 31, 2002 - $9,350) and has an accumulated deficit as at March 31, 2003 of $2,828,814. The Company is now in the business of commercializing and developing a medical device known as the Urethral Stent.  Previously, the Company was in the exploration stage, having interests in several mineral properties, and was in the process of determining whether its mineral properties contain sufficient mineralization to merit future development and production activities.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

If the Company is unable to continue as a going concern, the Company may not be able to realize its assets or satisfy its liabilities as they come due. These consolidated interim financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.

The continuation of the Company as a going concern is dependant upon its ability to raise additional financing and ultimately attain profitable operations.  There can be no assurance that such financings and profitability will occur.

In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the Company’s current operating expenses, the Company will be required to reevaluate its planned expenditures and allocate its total resources in such manner as the Board of Directors and management deems to be in the Company’s best interest.  This may result in the substantial reduction of the scope of existing and planned operations.

The success of the Company’s future operations is dependent upon maintaining its profitability, and upon its ability to raise additional financing.  Management’s plans include obtaining the continued support of creditors, the development of the Urethal Stent, raising additional financing and, ultimately, positioning the Company for profitable operations.

2.

SIGNIFICANT ACCOUNTING POLICIES

These consolidated interim financial statements reflect the significant accounting policies outlined below:

(a)

Basis of presentation

The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results for these interim periods are not necessarily indicative of results for the entire year.

(b)

Basis of consolidation

These consolidated financial statements include the accounts of Global Precision Medical Inc. and its wholly-owned United States subsidiary, San Antonios Resources (USA) Inc. until its disposition on February 5, 2003.  San Antonios (“USA”) Inc. was incorporated on June 19, 1996 and held title to its mineral properties.  All inter-company balances and transactions have been eliminated.

On February 5, 2003, the Company disposed of its interest in USA for $Nil proceeds to a shareholder.  The Company’s net investment in USA at December 31, 2002 and at the date of disposition was $Nil.  As a condition to the transfer of ownership of USA to the shareholder, any assets, rights or property deemed to be the property of USA to be transferred to the Company for no consideration.

(c)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting periods. Actual results may differ from those estimates.

(d)

Cash

Cash consists of cash on hand and deposits in banks.

(e)

Licence agreement

The Company’s licence agreement is recorded at cost and is being depreciated on a straight-line basis over its estimated useful life of ten years.  The carrying value of the Company’s licence agreement is reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and is tested in reference to undiscounted cash flows  An impairment loss is recognized by which the carrying amount exceeds its fair value.

(f)

Research and development

Research and development costs, including product and technology development, are expensed as incurred.

(g)

Foreign currency translation

The Company’s functional and reporting currency is in Canadian dollars as its cash flows are denominated primarily in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of acquisition or issue.  Expenses are translated at the average exchange rate in effect during the period.

(h)

Long-lived Assets and Discontinued Operations

The Company applies the recommendations of the Statement of Financial Accounting Standards Board (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  In addition, SFAS 144 provides guidance on accounting and disclosure for discontinued operations.

The assets and liabilities of discontinued operations are presented separately on the Company’s balance sheet.  The income or loss from discontinued operations is presented separately on the statement of operations, and the cash flows provided by or used in discontinued operations are shown separately on the statement of cash flows (Note 7).

(i)

Loss per share

The Company uses the “Treasury Stock Method” to calculate loss per common share.  Under this method, the basic loss per share is based on the weighted average aggregate number of common shares outstanding during each period.  The diluted loss per share assumes that the outstanding stock options and share purchase warrants had been exercised at the beginning of the period.

Common equivalent shares (consisting of shares issuable on exercise of stock options and warrants) totaling 214,584 (2002 – 162,166) were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

(j)

Stock-Based Compensation Plans

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has accounted for employee and directors stock options in accordance with Accounting Principles Board (“APS”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123.

SFAS 123 requires the use of the fair value based method of accounting for stock options.  Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  Where the Company issues options to individuals other than employees and directors deferred share-based compensation is recorded.  These amounts are amortized as charges to operations, over the vesting period of the individual stock options.

Stock options are denominated in United States dollars and are therefore subject to variable accounting.  No compensation expense was recognized to March 31, 2003 as the exercise price of the options was greater than market.

(k)

Income taxes

The Company accounts for income taxes using the liability method.  Future income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates at each balance sheet date

Future income tax assets also result from unused loss carry-forwards and other deductions. The valuation of future income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount.  Although the Company has tax loss carryforwards, there is uncertainty as to utilization prior to their expiry.  Accordingly, the future tax asset amounts have been fully offset by a valuation provision.

 (l)

Development stage

In September 2002, the Company acquired its Licence Agreement (Note 3) at which time it entered into the business of commercializing and developing a medical device known as the URO-Stent.  For the purposes of the Company’s financial statement disclosures relating to its development stage, amounts are cumulative from the commencement of the Company’s URO-Stent operations in September 2002. The Company’s deficit accumulated during the development stage at March 31, 2003 totaled to $199,304

3.

AMOUNTS RECEIVABLE

The Company’s amounts receivable at March 31, 2003 are net of an allowance for doubtful amounts of $Nil (December 31, 2002 - $Nil).

4.

LICENCE AGREEMENT

During 2002, the Company entered into an agreement with Global Medical Sciences Ltd. (the “Licensor”), a company with a director in common, to licence the Licensor’s intellectual property rights in a medical device known as the Urethral Stent (the “Stent”) for the full term of the patent rights on the Stent.  This licence grants to the Company an exclusive worldwide licence to use the intellectual property rights in the Stent to manufacture, produce, sell and otherwise commercialize the Stent in permitted countries.

In consideration for entering into this agreement, the Company granted to the Licensor 4,030,079 common shares of the Company with a deemed value of $6,396,951.  For financial accounting purposes these shares have been recorded at a value of $3,326,346 based on the average share price of the Company two days before and after the acquisition date.  The carrying value of the licence agreement of $3,209,923 at March 31, 2003 ($3,293,082 at December 31, 2002) is net of amortization of $116,423       ($33,264 at December 31, 2002).

5.

SHAREHOLDER LOAN

At March 31, 2003 and December 31, 2002, the amount due from/to a director and shareholder of the Company is non-interest bearing, has no fixed terms of repayment and is unsecured.

6.

SHARE CAPITAL

Authorized

100,000,000 common shares without par value

Issued

8,126,825 common shares

(a)

In the three month period ended March 31, 2002, shareholder loans (Note 5) totaling $294,685 were settled by the issuance of 2,237,407 common shares of the Company at U.S. $0.08 per share.

(b)

Stock options

The following table summarizes information about the options outstanding at March 31, 2003:

		Weighted		Weighted
		Average		Average
Exercise		Remaining		Remaining
Prices	Options	Contractual	Options	Life of Options
(U.S. $)	Outstanding	Life	Exercisable	Exercisable

$ 1.00	350,000	4.5 years	181,250	4.7 years
2.00	200,000	4.5 years	-	N/A
3.00	200,000	4.5 years	-	N/A
	750,000		181,250

There were no share options issued during the three months ended March 31, 2003 or March 31, 2002.

(c)

Share purchase warrants

At March 31, 2003 the Company has 33,334 share purchase warrants outstanding.  Each share purchase warrant entitles the holder to purchase on common share for U.S. $1.00 per share during the period from November 28, 2002 until November 27, 2003 and one common share for U.S. $2.00 per share during the period from November 28, 2003 to November 27, 2004.  No warrants were exercised during the three months ended March 31, 2003.

7.

FINANCIAL INSTRUMENTS

(a)

Fair value

The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued liabilities and due to shareholder.  The carrying value of these financial instruments approximates their fair value.

(b)

Financial risk

Financial risk is the risk arising from changes in foreign currency exchange rates.  The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchanges rates.

8.

DISCONTINUED OPERATIONS

During the year ended December 31, 2001 the Company began to wind down its mineral property exploration operations and by the end of 2001 the carrying value of its mineral properties had been written down to $nil.  The results of operations and cash flows and the remaining net assets of the mineral property exploration operations have been included in these financial statements as discontinued operations for the current period and prior periods.

The details of the loss from the discontinued operations are as follows:

	Three Months Ended March 31
(in Canadian dollars)	2003 (unaudited)	2002 (unaudited)
Accounting and audit	$ -	$ 2,500
Bank charges and interest	-	39
Consulting	-	500
Filing fees	-	108
Legal fees	-	11,115
Foreign Exchange	-	62
Office	-	2,150
Rent	-	13,683
Shareholder information	-	150
Transfer agent	-	431

Loss from discontinued operations	$ -	$ 30,738

Current assets and liabilities from discontinued operations comprise amounts receivable and prepaids and accounts payable, respectively.

9.

INCOME TAXES

The Company’s operating loss carry-forward of $567,000, and its accumulated cost base differences on assets benefit of $266,000 at December 31, 2002 were both lost at the time of the Company continuing into the State of Wyoming on February 5, 2003.

10.

RELATED PARTY TRANSACTIONS

In addition to the related party transactions described elsewhere in these financial statements, the Company also paid an officer of the Company received $3,000 during the three months ended March 31, 2003 ($500 – three months ended March 31, 2002) in consulting fees.

11.

CHANGES IN NON-CASH OPERATION WORKING CAPITAL

(a)

The components of the net change in items other than cash related to current operating activities as reflected in the Consolidated Interim Statements of Cash Flows are as follows:

Three Months Ended March 31
(in Canadian dollars)	2003 (unaudited)	2002 (unaudited)
Add (deduct) items other than cash:
Amounts receivable	$ (531)	$ -
Trade accounts payable and accrued liabilities	5,384	-

	$ 5,384	$ -

(b) The components of the net change in items other than cash related to discontinued operations as reflected in the Consolidated Interim Statements of Cash Flows are as follows:

	Three Months Ended March 31
(in Canadian dollars)	2003 (unaudited)	2002 (unaudited)
Add (deduct) items other than cash:
Amounts receivable	$ -	$ (1,164)
Prepaid expenses	2,430	-
Trade accounts payable and accrued liabilities	(1,500)	12,215

	$ 930	$ 11,051

(c)

There were no cash payments made for interest or income taxes during the three months ended March 31, 2003 and 2002.

12.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.143, Accounting for Asset Retirement Obligations (“SFAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of leases.   SFAS 143 required entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded an entity capitalizes the cost by increasing the carrying amount of the related long-lived assets.  Over time the liability is accreted to its resent value each period, and the capitalized cost is amortized over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged.  The Company has determined that the Statement did not have any impact on its financial statements.

In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal of Activities (“SFAS 146”).  SFAS 146 requires that the liability for a cost associated with an exit or disposal activity is recognized at its fair value when the liability is incurred.  Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred.  SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No.148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”).  SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation.  It also amends the disclosure provisions of that statement.  The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002.  The Company does not currently have plans to change to the fair value method of accounting for its stock-based compensation.

In April 2003, SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 133”), was issued.  In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.  This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No.149 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (“SFAS 150”).  SFAS 150 requires certain financial instruments that were accounted for as equity under previous guidance to now be accounted for as liability.  SFAS 150 applies to mandatorily redeemable stock and certain financial instruments that require or may require settlement by transferring cash or other assets.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has not issued any financial instruments that fall under the scope of SFAS 150 and does not expect that the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of ARB No.51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  It is not expected that the adoption of FIN 46 will have a material effect on the Company’s financial position or results of operations.

Item 2.

Management's Discussion and Analysis

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Global Precision Medical Inc. is referred to herein as "we" or "our".  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.   Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Except as may otherwise be required by applicable law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statements contained in this Form 10-QSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

RECENT EVENTS

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in August 2002.

Potential prospects were identified by the Company’s management or by independent consultants engaged for that purpose. Subcontractors, under the supervision of the Company’s management, were engaged to carry out the Company’s exploration programs and independent, accredited metallurgical laboratories were used to analyze selected soil samples for mineralization.

In order for the Company to fulfill its financial obligations to maintain its mining exploration properties and to carry out any geological investigation thereon, the Company was required to raise funds from the sale of its Common Shares or through joint venture arrangements, or a combination thereof.  The business climate for financing junior company mineral exploration programs deteriorated during 1999, 2000, 2001 and 2002 such that financing could not be raised to continue with exploration programs nor to pay the holding fees to maintain the properties in good standing.  As a result there was a downsizing of the Company’s mining property interests.

In January 2002, the Company terminated its February 3, 1997, option agreement as amended on August 24, 1998, on September 28, 1999, on September 30, 2000 and February 03, 2001, with James Bright, Debbie Brown and Harvey Bellm (the “B Optionors”) with respect to the option to purchase a 100% interest in six unpatented mining claims, the Bluster Mine and Big Ledge Claims.  The said claims were Quitclaimed back to the B Optionors.  The Company wrote down the value of the Bluster/Big Ledge Claims’ capitalized mineral property costs of $80,698 and deferred exploration costs of $68,893 (for a total write down of $149,591) at December 31, 2001, to reflect their net realizable value.

Also in January 2002, the Company terminated the February 3, 1997, option agreement with Jerry Stocks, James Bright and Janice Hastie (the Estate of Richard Hillberg) to purchase a 100% interest in ten unpatented mining claims, the Pavlak Claims.  The Company wrote down the value of the Pavlak Claims’ capitalized mineral property costs of $52,006 and deferred exploration costs of $69,157 (for a total write down of $121,163) at December 31, 2001 to reflect its net realizable value. The Bluster Mine, Big Ledge Claims and the Pavlak Claims were subsequently quitclaimed back to the original owners during the fiscal year ended December 31, 2002.

As the Company was unable to raise further capital to fulfill its financial obligations to maintain and pay the annual property holding fees on the remaining mineral properties in Nevada (the SH Claims, consisting of 29 unpatented lode mining claims covering an area of approximately 560 acres in the Jarbidge Mining District in Elko County, and the CC Claims, consisting of 18 unpatented lode mining claims covering about 275 acres in the Carlin Trend), or to carry out any geological investigation, in August 2002, the Company abandoned these claims.

In all, the Company divested itself of all mineral leases and all further financial obligations with respect to those properties and of all located claims and ceased to be involved in the mining business

New Business Direction

On September 23, 2002 the Company entered into an exclusive worldwide Technology Licence Agreement with Global Medical Sciences Ltd. to commercialize and further develop the technology known as the URO-Stent (the “Licence”).  The Licence was granted in consideration of the issuance of 4,030,079 restricted common shares of the Company.

The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men. The URO-Stent has been developed by a team of scientists, clinicians and medical specialists in Moscow in conjunction with IMET.  The URO-Stent is braided from a proprietary NiTi shape-memory alloy wire that utilizes its unique shape-memory properties such that when the stent is released into the prostate by a catheter delivery system, and, as it reaches body temperature, the stent expands allowing the radial tension of the wire net to hold the blocked portion of the lumen in an open position.  The URO-Stent has several advantages over competitive stent technologies: atraumatic design (no sharp ends), more radial rigidity, non-kinkable yet flexible while keeping the lumen diameter constant.

The Company has undertaken to further develop the stent, to seek regulatory approval for use and sale initially in Russia and the surrounding former Soviet countries, to gather further clinical information and product engineering feedback, and to move towards regulatory approval for use and sale in other countries with the ultimate goal of attaining Health Canada and FDA approvals.

The primary advantage of using a stent to treat BPH is the offer for a safer, easier and faster solution to the debilitation experienced by BPH sufferers.  In the procedure, the stents acts as a scaffold maintaining an open lumen.  The URO-Stent has been engineered to provide several unique features: atraumatic design (no sharp ends), improved radial rigidity, non-kinkable yet flexible integrity while keeping the lumen diameter constant.

The principal raw material for the device is currently manufactured in Russia at the IMET facilities.  In order to diminish the dependence for the metal from this sole source, the Company will undertake an investigation of NiTi alloy wire with similar properties from other sources including Germany and the United States.  The cost of the wire as a component of the final finished, braided, sterilized, packaged and labeled product is less than 20%; therefore the cost of the wire is of less concern than the ongoing availability of the wire from the sole source of supply – IMET in Russia.

The Company has identified a medical device manufacturing and distribution company in Moscow, Russia, with the view to contract manufacturing the catheter delivery-system and to distribute the completed unit along side its other medical products, which are not in competition with the URO-Stent.  For sales and distribution in Asia and North America if and when the relevant regulatory approvals are achieved for those respective jurisdictions, the Company intends to contract with MDMI Technologies Inc. (“MDMI”), a Canadian medical device company with a marketing network in Asia and North America.

The Company is dependent on patent protection and in the early stages of development and production it is depende7nt on various strategic alliances: Russian National Academy of Science, Department of Urology Moscow Medical Semashko Institute, Department of Materials and Metals Engineering, the A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science and MDMI in British Columbia.  Maintaining a satisfactory working relationship with these groups is essential to acquiring the NiTi wire to manufacture the URO-Stent and to complete the regulatory process for approval for use and sale in Russia.  The URO-Stent has IP protection in that it has been granted a patent by the Patent Office of Russia and is the subject of a pending application under the international Patent Cooperation Treaty. Moving forward, the Company will seek to contract with TransTechnology (Moscow) to coordinate with the Company’s Patent Attorneys to manage the IP of the URO-Stent and any other devices that may emerge from the special properties of the IMET NiTi to which the Company has rights.

(a)

Plan of Operation

(i)

During the three months ended March 31, 2003, the Company posted a loss of $142,698. The working capital deficit was $68,889 at March 31, 2003. The ability of the Company to continue its activities is dependent upon its ability to raise substantial amounts of equity capital, or otherwise finance its activities.  Additional funds will have to be raised over the next 12 months to carry out the programs set out in (ii) below and it is anticipated by management that those funds will be forthcoming.

(ii)

The Company's main focus during the three months ended March 31, 2003 has been primarily to prepare the submission to the Russian ministry of Health for approval for use and free sale of the URO-Stent in Russia and its former Soviet countries based on the results of human clinical trials of the URO-Stent gathered from three sites in Moscow. If approved, the Company will use the approved application documentation to form the basis to proceed towards additional clinical trials with the ultimate goal of attaining Health Canada and FDA approvals.  To assist in the process, upon receipt of approval, the Company intends to enter into a collaborative agreement with MDMI Technologies Inc., a Canadian medical device company with regulatory, engineering, manufacturing and marketing expertise.

The focus of the Company’s efforts will be to continue support for the application by addressing any deficiencies in the application, as they may occur.

(i)

The Company has no plans to purchase or sell plant or significant equipment.

(ii)

The Company currently has no employees and does not expect to hire any employees in the near future.  The Company entered into consulting agreements with two individuals to provide management services to the Company with respect to regulatory matters in Russia. The remainder of the Company's management has been undertaken by independent consultants.

(b)

Not Applicable

(c)

Not Applicable

Capital Resource Requirements

Liquidity

At March 31, 2003 the Company had cash in the amount of $345 available.  The Company is in the process of negotiating a financing though a private placement.  In the interim, a shareholder of the Company advances funds to the Company on an as needs basis.

Since inception, the Company has financed its operations from private financing. The Company has suffered recurring losses from operations and has a working capital deficiency of $68,889 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.  Shareholder loan at March 31, 2003 was $47,761.

Results of Operations

The activities during the three month period ended March 31, 2003 related entirely to the URO-Stent technology operations, whereas operations during the three month period ended March 31, 2002 related to winding up the Company’s discontinued mineral exploration activities.

The net loss for the three month period ended March 31, 2003 was $142,698 from continuing operations versus $30,738 from discontinued operationsfor the three month period ended March 31, 2002.  Key components of the loss for the three period ended March 31, 2003 were amortization expense of the Licence Agreement for worldwide rights to the URO-Stent of $83,159, research and developmental costs of $18,783 primarily related to preparing the submission to the Russian Ministry of Health for approval for use and free sale of the URO-Stent in Russia and its former Soviet neighbours, and $22,648 for the production of a video documentary showcasing the Company’s URO-Stent technology to be aired worldwide on PBS stations.

Key components of the loss during the three month period ended March 31, 2002 were legal fees of $11,115 relating to the disposition of the mining leases in a manner to limit the Company’s financial exposure going forward and rent of $13,683 for an office now vacated.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements (see “Item 14(a), Financial Statements”) are prepared in Canadian dollars and in accordance with accounting principles generally accepted in the United States of America.  An accounting policy that is critical to the understanding of the Company’s financial statements is the accounting for its Licence Agreement.

Licence Agreement

The Company’s licence agreement is recorded at a value based on an average price of the shares two days before and after the date of acquisition, issued in connection with the acquisition of the Licence Agreement, and is being depreciated on a straight-line basis over its estimated useful life of ten years.  The carrying value of the Company’s licence agreement is reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and is tested in reference to discounted cash flows.

Furthermore, previously, the Company was in the exploration stage, having interests in several mineral properties, and was in the process of determining whether its mineral properties contained sufficient mineralization to merit future development and production activities.  These activities were wound down in 2001, and as a result the results of operations prior to acquisition of the Company’s Licence Agreement have been recorded as discontinued operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF THE STOCK

An investment in the securities of the Company must be considered speculative due to the nature of the Company's business. The risks and uncertainties associated with the Company’s business could differ significantly from any forward looking statement made herein. Prospective investors should carefully consider the risks involved, which include the following:

Development Stage Company

The Company is in the development stage and currently has no products approved for sale or use. The Company will not be able to sell significant quantities of its products until such time, if ever, as it receives regulatory approval to commercially market such products, and thus the Company's long-term viability, growth, and profitability will depend upon successful testing, approval, and commercialization of the URO-Stent or other products resulting from its research and development activities. Adverse or inconclusive results in clinical trials of these products could significantly delay or ultimately preclude any regulatory approvals, and even if obtained there can be no assurance that any product approval would lead to the successful commercialization of the product approved. Furthermore, the Company does not expect to begin the regulatory approval process in the United States and Canada for at least the next two years, and will only pursue approval and marketing of its products in the countries recognizing the CE Mark, such as most European and Asian countries.

Limited Operating History.

The Company has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Company will effectively execute its business plan or manage any growth of the Company’s business, or that the Company's future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for the Company's products, the level of product and price competition, the Company's success in setting up and expanding distribution channels, and whether the Company can control costs. Many of these factors are beyond the control of the Company. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the medical device industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation.

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the year ended December 31, 2002, the Company incurred a cumulative net loss under Canadian GAAP of $2, 828,814 from its inception. In the three months ended March 31, 2003 the net loss from operations was $142,698.  It is anticipated that negative cash flows from operations will continue for the foreseeable future.

The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

Unpredictability of Revenues

The life cycle of the products that the Company plans to develop is difficult to predict. Failure to gain timely market acceptance of its products would have a material adverse effect on the Company's ability to generate revenue, and would have a material adverse effect on the Company's business, financial condition and results of operations. To successfully gain market acceptance, the Company must develop the ability to manufacture its products in large quantities in compliance with regulatory requirements and at an acceptable cost. The Company has no long-term experience in manufacturing stent products, and could experience difficulties in development or manufacturing that may have a material adverse effect on the Company's ability to market its product. Moreover, there can be no assurance that the Company will be successful in scaling up manufacturing operations sufficient to produce its products in sufficient volume to generate market acceptance.

Competition and Market Factors

The market in which the Company intends to operate presents several established products and procedures that are widely accepted as the “gold standard” treatment for the debilitating condition Benign Prostate Hyperplasia (BPH).  The Company's success is dependant upon acceptance of its product by the medical community as reliable, safe and cost-effective. It may be difficult or impossible for the Company to achieve such acceptance of its products in view of these market conditions. In addition, the Company's competitors are more financially stable than the Company and have significant resources for research and development available to them. Thus it is likely that they will be continually bringing improved products and techniques to market which will establish a more competitive market environment for the Company’s product, should it be successfully approved and commercialized. Moreover, even if the Company successfully brings its product to market ahead of its projected competitors, established competitors may bring superior products to market that would compete. In addition, the medical device market is subject to constant introduction of new products and designs. Market acceptance of the Company's products may be influenced by new products or technologies that come to market, which could render the Company's products obsolete or non-competitive.

Dependence on Financing

The Company's capital requirements have been and will continue to be significant. The Company will be dependent on future financing to fund its research and development as well as other working capital requirements. The Company estimates that its current working capital will support its activities for no more than three months. After that time, the Company will need additional financing. The Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

Dependence on Management and Recruiting

The success of the Company is currently largely dependent on the performance of its Chief Executive Officer and Chief Technology Officer, as well as its directors.  The loss of the services of these persons would have a materially adverse effect on the Company’s business and prospects.  There is no assurance the Company can maintain the services of its directors or other qualified personnel required to operate its business. Failure to do so could have a material adverse affect on the Company and its prospects.  The Company does not have key-man insurance on any of its officers or directors.

The Company currently has no employees and only one full-time officer and director.  The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs. Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the medical device industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the Company will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

Intellectual Property Risks

The URO-Stent has IP protection to the extent that it has been granted a patent by the Patent Office of Russia and is the subject of a pending application under the international Patent Cooperation Treaty.  The Company's success will depend in part on whether the Company can expand and maintain patent protection for its product(s) and processes, preserve trade secrets and proprietary technology, and operate without infringing upon patent or other proprietary rights of third parties. The Company intends to file additional patent applications in the United States and in several foreign markets and, but there can be no assurance that any of these patents will be issued or that patents will not be challenged.

A significant number of medical device companies, other companies, universities, and research institutions have filed patent applications or have been issued patents relating to stents and stent-delivery systems, and there has been substantial litigation in this area. Established companies in the medical products industry generally, and the stent industry in particular, are aggressive in attempts to block new entrants to their markets, and the Company's products, if successfully developed, may interfere with the intellectual property rights of these companies. The Company's success will depend on its products not infringing patents that the Company expects would be vigorously prosecuted. Furthermore, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if the Company successfully patents the URO-Stent, there can be no assurance that it would be able to successfully assert its patents against competing products. In addition, infringement claims against the URO-Stent could be sufficiently expensive to have a material adverse effect on the Company's results or ability to continue marketing its products.

Product Liability Exposure

The Company's business exposes it to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of medical products. While the Company will take precautions it deems to be appropriate to avoid product liability suits against it, there can be no assurance that it will be able to avoid significant product liability exposure. Product liability insurance for the medical products industry is generally expensive; to the extent it is available at all. The Company has not yet sought to obtain product liability coverage. The Company intends to obtain such coverage when the URO-Stent or other products developed by the Company receive approval for use and sale. There can be no assurance that it will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against the Company may exceed any insurance coverage secured by the Company, and could have a material adverse effect on the Company's results or ability to continue marketing its products.

Uncertainty of Healthcare Reimbursement

The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, government regulation of the healthcare industry has changed significantly in several countries. Healthcare industry participants may react to new policies by curtailing or deferring use of new treatments for disease, including treatments that would use the products that the Company intends to develop. This could substantially impair the Company's ability to successfully commercialize the URO-Stent, which would have a material adverse effect on the Company's performance.

Penny Stock Rule

The Company's common stock is listed on the OTCBB. Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock than would otherwise be the case were the Company's common stock listed on a more recognized stock exchange or quotation service. In addition, trading in the Company's common stock is currently subject to certain rules under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-Nasdaq equity securities with a market price less than U.S.$5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in the Company's common stock, which could limit the liquidity of the common stock and the ability of the Company's stockholders to sell their stock in the secondary market.

Enforcement of Service of Legal Process

All of the Company’s Directors and all of its Officers are residents of Canada.  Consequently, it may be difficult for United States investors to effect service of process within the United States upon the directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the Untied States Securities Exchange Act of 1934, as amended.  A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter.  There is substantial doubt whether an original action could be brought successfully in Canada against any of such persons or the Company predicated solely upon such civil liabilities.

Item 3.

Controls and Procedures

Based on a review and evaluation dated July 28, 2003, the CEO and President concluded that Company's disclosure controls and procedures at that time, as designed and implemented, were in need of improvement if the Company was to increase its activity levels and remain a fully reporting entity.  This was reported in the Company’s Form 20-F for the fiscal year ended December 31, 2002 as filed with the United States Securities & Exchange Commission.  The Company rectified the perceived deficiencies by contracting a full-time accountant to design and implement accounting procedures to ensure the financial records of the Company were complete and accurate and in accordance with generally accepted accounting principles in the United States.  A review and evaluation by the CEO and CFO of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report has concluded that Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no further corrective measures were taken by the Company.

.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

On January 13, 2003, at an Extraordinary General Meeting of the shareholders of the Company, shareholders approved a special resolution to continue the Company out of the jurisdiction of British Columbia under the Company Act (British Columbia) into Wyoming under the Wyoming Business Corporations Act; change the Company’s authorized share capital from 100,000,000 Common Shares with no par value to an unlimited number of Common Shares with no par value; and to change the Company’s constating documents.

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 6-K

a.

Exhibits

31.1	Certification of the President pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.

Reports on Form 6-K and Form 8-K

Date Filed on Form 6-K
February 4, 2003

Press Release announcing that the Company formed a Scientific Advisory Board to advise on, (1) the continued development and enhancement of its stent technology to treat Benign Prostate Hyperplasia, and, (2) the acceptance of this technology as a first line option by Urologists in world markets; and (3) that Dr. Dimitri Pushkar, Chairman of the Department of Urology at the Moscow Medical Semashko Institute (200 urology beds), agreed to Chair the Company’s Scientific Advisory Board

Date Filed on Form 8-K
February 12, 2003	Press Release announcing that the Company had been continued from the Province of British Columbia into the State of Wyoming

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PRECISION MEDICAL INC.
(Registrant)

Date: November 3, 2003	By:	/s/ Lindsay Semple
Lindsay Semple Chief Executive Officer

Date: November 3, 2003	By:	/s/ Michel Coderre

Michel Coderre

President