Form 10QSB
period 2003-06-30
GLOBAL PRECISION MEDICAL INC
filed 2003-11-04
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

(X)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

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

Yes   X   No

As of June 30, 2003, 8,126,825 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X

# of 24

 PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

# of 24

# of 24

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Balance Sheets
(in Canadian dollars)

June 30,	December 31,
2003	2002
(unaudited)
ASSETS
Current assets
Cash	$ 509	$ 4,923
Amounts receivable (Note 3)	993	-
Due from shareholder (Note 5)	-	1,417

Current assets from discontinued operations (Note 7)	2,805	5,235
Total current assets	2,805	11,575

License Agreement (Note 3)	3,326,346	3,326,346
Less accumulated amortization	(199,582)	(33,264)
3,126,764	3,293,082

Total assets	$ 3,131,071	$ 3,304,657

LIABILITIES
Current liabilities
Trade accounts payable	$ 9,966	$ -
Accrued liabilities	10,000	-
Due to shareholder (Note 5)	63,683	-
Current liabilities from discontinued operations	16,925	20,925
Total liabilities	$ 100,574	$ 20,925

STOCKHOLDERS' EQUITY
Share capital (Note 5)	5,732,760	5,732,760
Authorized: 100,000,000 without par value
Issued: 8,126,825 common shares (December 31, 2002 – 8,126,825 common shares)
Additional paid in capital	237,088	237,088
Deficit	(2,939,351)	(2,686,116)
3,030,497	3,283,732

Total liabilities and stockholders’ equity	$ 3,131,071	$ 3,304,657

See notes to consolidated financial statements.
Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Statements of Operations
(in Canadian dollars)

Cumulative from date of inception of continuing operations on September 23, 2002 to June 30, 2003 (Note 2(l))

Six Months Ended June 30,	Three Months Ended June 30,
2003	2002	2003	2002
(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses from continuing operations
Accounting and audit	$ 10,431	$ 10,431	$ -	$ 5,431	$ -
Amortization	199,582	166,318	-	83,159	-
Business development	26,997	26,997	-	4,349	-
Consulting	6,000	6,000	-	3,000	-
Filing Fees	755	755	-	-	-
Foreign exchange gain	(3,924)	(3,924)	(3,639)	-
Interest and bank charges	331	331	-	136	-
Legal fees	2,495	2,495	-	716	-
Office	8,217	8,217	-	4,803	-
Research and development	51,200	27,858	-	9,075	-
Shareholder information	1,505	1,505	-	-	-
Transfer agent	2,195	2,195	-	450	-
Travel	4,057	4,057	-	3,057	-
309,841	253,235	-	110,537	-
Loss from discontinued operations (Note 7)	-	-	44,441	-	13,703

NET LOSS FOR THE PERIOD	$ (309,841)	$ (253,235)	$ (44,441)	$ (110,537)	$ (13,703)

Loss from continuing operations per share	$ (0.03)	$ -	$ (0.01)	$ -

Loss from discontinued operations per share	$ -	$ (0.01)	$ -	$ (0.00)

Weighted average number of shares outstanding	8,126,825	2,998,961	8,126,825	3,073,129

See notes to consolidated interim financial statements.

# of 24

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Statements of Cash Flows
(in Canadian dollars)

	Cumulative from date of inception of continuing operations on September 23, 2002 to June 30, 2003 (Note 2(k))

		Six Months Ended June 30,		Three Months Ended June 30,
		2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH PROVIDED BY (USED IN):
Operating activities:
Net loss	$ (309,841)	$ (253,235)	$ -	$ (110,537)	$ -
Item not involving cash
Amortization	199,582	166,318	-	83,159	-
Net changes in non-cash working capital items (Note 10)	18,973	18,973	-	14,120	-
	(91,286)	(67,944)	-	(13,258)	-

Cash flows from discontinued operations	-	(1,570)	(24,609)	(2,500)	(4,922)

Financing activity:
Advances from shareholder	86,872	65,100	13,096	15,922	1,300

DECREASE IN CASH	(4,414)	(4,414)	(11,513)	164	(3,622)

CASH (BANK INDEBTEDNESS), BEGINNING OF PERIOD	4,923	4,923	(67,153)	345	(75,044)

CASH (BANK INDEBTEDNESS), END OF PERIOD	$ 509	$ 509	$ (78,666)	$ 509	$ (78,666)

Cash is comprised as follows:
Cash (Bank Indebtedness)	$ 509	$ 509	$ 1,325	$ 509	$ 1,325
Bank loan	-	-	(79,991)	-	(79,991)
	$ 509	$ 509	$ (78,666)	$ 509	$ (778,666)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
During the six months ended June 30, 2002, the Company issued 2,237,407 common shares in settlement of $294,685 of shareholder loan.

See notes to consolidated interim financial statements.

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Statements of Stockholders’ Equity (Deficiency in Assets)
(in Canadian dollars)

			Additional
	Capital Stock		Paid-In
	Number	Amount	Capital	Deficit	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Balance, December 31, 2000	5,014,333	$ 1,862,187	$ -	$ (2,002,434)	$ (140,247)
Share consolidation	(4,178,611)	-	-	-	-
Loss for the year	-	-	-	(422,728)	(44,728)
Balance, December 31, 2001	835,722	1,862,187	-	(2,445,162)	(582,975)
Issued to settle shareholder loan	2,237,407	294,685	-	-	294,685
Issued for cash	66,667	77,965	-	-	77,965
Issued to settle debt	556,950	109,156	-	-	109,156
Issued for licence agreement	4,030,079	3,326,346	-	-	3,326,346
Issued for compensation	400,000	62,421	-	-	62,421
Shareholder contributions	-	-	237,088	-	237,088
Loss for the year	-	-	-	(240,954)	(240,054
Balance, December 31, 2002	8,126,825	5,732,760	237,088	(2,686,116)	3,283,732
Net loss for the period	-	-	-	(253,235)	(253,235)
Balance, June 30, 2003	8,126,825	$ 5,732,760	$ 237,088	$ (2,939,351)	$ 3,030,497

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

At June 30, 2003, the Company has a working capital deficiency of $96,267 (December 31, 2002 - $9,350) and has an accumulated deficit as at June 30, 2003 of $2,939,351. The Company is now in the business of commercializing and developing a medical device known as the Urethral Stent.  Previously, the Company was in the exploration stage, having interests in several mineral properties, and was in the process of determining whether its mineral properties contain sufficient mineralization to merit future development and production activities. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

(b)

Basis of consolidation

These consolidated financial statements include the accounts of Global Precision Medical Inc. and its wholly-owned United States subsidiaries, Global Precision Medical (USA) Inc. until its disposition on February 5, 2003 and its wholly owned subsidiary Global Precision Medical (Canada) Inc. from its date of incorporation on April 3, 2003.  Global Precision Medical (USA) Inc (“USA) was incorporated on June 19, 1996 and held title to its mineral properties.  All inter-company balances and transactions have been eliminated.

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

(e)

Licence agreement

The Company’s licence agreement is recorded at cost and is being depreciated on a straight-line basis over its estimated useful life of ten years.  The carrying value of the Company’s licence agreement is reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and is tested in reference to undiscounted cash flows.  An impairment loss is recognized by which the carrying amount exceeds its fair value.

(f)

Research and development

Research and development costs, including product and technology development, are expensed as incurred.

Product and technology development costs which meet the criteria for deferral and are expected to provide future benefits with reasonable certainty are deferred and amortized over the estimated life of the products or technology.  The Company has determined that none of the development costs have met these criteria.

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

Common equivalent shares (consisting of shares issuable on exercise of stock options and warrants) totaling 214,584 (2002 – 162,166) were not included in the computation of diluted earnings per share because the effect was anti-dilutive

(j)

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

Stock options are denominated in United States dollars and are therefore subject to variable accounting.  No compensation expense was recognized to June 30, 2003 as the exercise price of the options was greater than market.

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

(l)

Development stage

In September 2002, the Company acquired its Licence Agreement (Note 3) at which time it entered into the business of commercializing and developing a medical device known as the URO-Stent.  For the purposes of the Company’s financial statement disclosures relating to its development stage, amounts are cumulative from the commencement of the Company’s URO-Stent operations in September 2002.  The Company’s deficit accumulated during the development stage at June 30, 2003 totaled to $309,841.

3.

AMOUNTS RECEIVABLE

The Company’s amounts receivable at June 30, 2003 are net of an allowance for doubtful amounts of $Nil (December 31, 2002 - $Nil).

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

In consideration for entering into this agreement, the Company granted to the Licensor 4,030,079 common shares of the Company with a deemed value of $6,396,951.  For financial accounting purposes these shares have been recorded at a value of $3,326,346 based on the average share price of the Company two days before and after the acquisition date.  The carrying value of the licence agreement of $3,126,764 at June 30, 2003 ($3,293,082 at December 31, 2002) is net of amortization of $199,582 ($33,264 at December 31, 2002).

5.

SHAREHOLDER LOAN

At June 30, 2003 and December 31, 2002, the amount due from/to a director and shareholder of the Company is non-interest bearing, has no fixed terms of repayment and is unsecured.

6.

SHARE CAPITAL

Authorized

100,000,000 common shares without par value

Issued

8,126,825 common shares

(a)

In the six-month period ended June 30, 2002, shareholder loans (Note 5) totaling $294,685 were settled by the issuance of 2,237,407 common shares of the Company at U.S. $0.08 per share.

(b)

Stock options

The following table summarizes information about the options outstanding at June 30, 2003:

		Weighted		Weighted
		Average		Average
Exercise		Remaining		Remaining
Prices	Options	Contractual	Options	Life of Options
(U.S. $)	Outstanding	Life	Exercisable	Exercisable

$ 1.00	350,000	4.5 years	181,250	4.7 years
2.00	200,000	4.5 years	-	N/A
3.00	200,000	4.5 years	-	N/A
	750,000		181,250

There were no share options issued during the six months ended June 30, 2003 or June 30, 2002.

(c)

Share purchase warrants

At June 30, 2003 the Company has 33,334 share purchase warrants outstanding.  Each share purchase warrant entitles the holder to purchase on common share for U.S. $1.00 per share during the period from November 28, 2002 until November 27, 2003 and one common share for U.S. $2.00 per share during the period from November 28, 2003 to November 27, 2004.  No warrants were exercised during the six months ended June 30, 2003.

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

The details of the loss from the discontinued operations are as follows:

	Six months ended		Three months ended
(in Canadian dollars)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Accounting and audit	$ -	$ 9,688	$ -	$ 7,188
Amortization	-	860	-	860
Bank charges and interest	-	66	-	27
Consulting	-	1,500	-	1,000
Filing fees	-	73	-	(35)
Legal fees	-	11,115	-	-
Foreign Exchange	-	62	-	-
Office	-	3,482	-	1,332
Rent	-	16,806	-	3,123
Shareholder information	-	-	-	(150)
Transfer agent	-	789	-	358

Loss from discontinued operations	$ -	$ 44,441	$ -	$ 13,703

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

10.

RELATED PARTY TRANSACTIONS

In addition to the related party transactions described elsewhere in these financial statements, the Company also paid an officer of the Company $6,000 during the six months ended June 30, 2003 ($1,500 – six months ended June 30, 2002) in consulting fees.

11.

CHANGES IN NON-CASH OPERATION WORKING CAPITAL

(a)

The components of the net change in items other than cash related to current operating activities as reflected in the Consolidated Interim Statements of Cash Flows are as follows:

# of 24

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
(in Canadian dollars)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Add (deduct) items other than cash:
Amounts receivable	$ (993)	$ -	$ (462)	$ -
Trade accounts payable and accrued liabilities	19,966	-	14,582	-

	$ 18,973	$ -	$ 14,120	$ -

(b)

The components of the net change in items other than cash related to discontinued operations as reflected in the Consolidated Interim Statements of Cash Flows are as follows:

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
(in Canadian dollars)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Add (deduct) items other than cash:
Amounts receivable	$ -	$ (1,878)	$ -	$ (714)
Prepaid expenses	2,430	-	-	-
Trade accounts payable and accrued liabilities	(4,000)	20,850	(2,500)	8635

	$ (1,570)	$ 18,972	$ (2,500)	$ 7,921

(c)

There were no cash payments made for interest or income taxes during the six months ended June 30, 2003 and 2002.

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

The Company is dependent on patent protection and in the early stages of development and production it is dependent on various strategic alliances: Russian National Academy of Science, Department of Urology Moscow Medical Semashko Institute, Department of Materials and Metals Engineering, the A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science and MDMI in British Columbia.  Maintaining a satisfactory working relationship with these groups is essential to acquiring the NiTi wire to manufacture the URO-Stent and to complete the regulatory process for approval for use and sale in Russia.  The URO-Stent has IP protection in that it has been granted a patent by the Patent Office of Russia and is the subject of a pending application under the international Patent Cooperation Treaty. Moving forward, the Company will seek to contract with TransTechnology (Moscow) to coordinate with the Company’s Patent Attorneys to manage the IP of the URO-Stent and any other devices that may emerge from the special properties of the IMET NiTi to which the Company has rights.

(a)

Plan of Operation

(i)

During the six months ended June 30, 2003, the Company posted a loss of $253,235. The working capital deficit was $96,267 at June 30, 2003. The ability of the Company to continue its activities is dependent upon its ability to raise substantial amounts of equity capital, or otherwise finance its activities.  Additional funds will have to be raised over the next 12 months to carry out the programs set out in (ii) below and it is anticipated by management that those funds will be forthcoming.

(ii)

The Company's main focus during the six months ended June 30, 2003 has been primarily to prepare the submission to the Russian ministry of Health for approval for use and free sale of the URO-Stent in Russia and its former Soviet countries based on the results of human clinical trials of the URO-Stent gathered from three sites in Moscow. If approved, the Company will use the approved application documentation to form the basis to proceed towards additional clinical trials with the ultimate goal of attaining Health Canada and FDA approvals.  To assist in the process, upon receipt of approval, the Company intends to enter into a collaborative agreement with MDMI Technologies Inc., a Canadian medical device company with regulatory, engineering, manufacturing and marketing expertise.

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

(b)

Not Applicable

(c)

Not Applicable

Capital Resource Requirements

Liquidity

At June 30, 2003 the Company had cash in the amount of $509 available.  The Company is in the process of negotiating a financing through a private placement.  In the interim, a shareholder of the Company advances funds to the Company on an as needs basis.

Since inception, the Company has financed its operations from private financing. The Company has suffered recurring losses from operations and has a working capital deficiency of $96,267 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.  Shareholder loan at June 30, 2003 was $63,683.

Results of Operations

The activities during the six month period ended June 30, 2003 related entirely to the URO-Stent technology operations, whereas operations during the six month period ended June 30, 2002 related to winding up the Company’s discontinued mineral exploration activities.

The net loss for the six month period ended June 30, 2003 was $253,235 versus $44,441for the six month period ended June 30, 2002.  Key components of the loss for the six period ended June 30, 2003 were amortization expense of the Licence Agreement for worldwide rights to the URO-Stent of $166,318, research and developmental costs of $27,858 primarily related to preparing the submission to the Russian Ministry of Health for approval for use and free sale of the URO-Stent in Russia and its former Soviet neighbours, and $26,977  for the production of a video documentary showcasing the Company’s URO-Stent technology to be aired worldwide on PBS stations.

Key components of the loss during the six month period ended June 30, 2002 were legal fees of $11,115 relating to the disposition of the mining leases in a manner to limit the Company’s financial exposure going forward and rent of $16,806 for an office now vacated.

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

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2002, the Company incurred a cumulative net loss under Canadian GAAP of $2, 828,921 from its inception. In the six months ended June 30, 2003 the net loss from operations was $257,159.  It is anticipated that negative cash flows from operations will continue for the foreseeable future.

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

Exhibits and Reports on Form 8-K

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

Reports on Form 8-K

None

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

# of 24