Form 10QSB
period 2003-09-30
GLOBAL PRECISION MEDICAL INC
filed 2003-12-12
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

(X)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

Yes   X   No

As of November 30, 2003, 8,126,825 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X

#

 PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

#

#

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Balance Sheets
(in Canadian dollars)

September 30,	December 31,
2003	2002
(unaudited)
ASSETS
Current assets
Cash	$ 10,091	$ 4,923
Amounts receivable (Note 3)	3,386	-
Due from shareholder (Note 5)	-	1,417

Current assets from discontinued operations (Note 8)	2,805	5,235
Total current assets	10,282	11,575

License Agreement (Note 4)	3,326,346	3,326,346
Less accumulated amortization	(282,741)	(33,264)
3,043,605	3,293,082

Total assets	$ 3,059,887	$ 3,304,657

LIABILITIES
Current liabilities
Trade accounts payable	$ 24,033	$ -
Accrued liabilities	15,000	-
Shareholder loan (Note 5)	83,948	-
Current liabilities from discontinued operations	15,000	20,925
Total liabilities	137,981	20,925

STOCKHOLDERS' EQUITY
Capital Stock (Note 6)	5,732,760	5,732,760
Authorized: 100,000,000 without par value
Issued: 8,126,825 common shares (December 31, 2002 – 8,126,825 common shares)
Additional paid in capital	237,088	237,088
Deficit	(3,047,942)	(2,686,116)
2,921,906	3,283,732

Total liabilities and stockholders’ equity	$ 3,059,887	$ 3,304,657
Continuing operations (Note 1)
See notes to consolidated financial statements.
Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Statements of Operations
(in Canadian dollars)

Cumulative from date of inception of continuing operations on September 23, 2002 to September 30, 2003 (Note 2(l))

Nine months Ended September 30,	Three Months Ended September 30,
2003	2002	2003	2002
(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses from continuing operations
Accounting and audit	$ 24,462	$ 24,462	$ -	$ 14,031	$ -
Amortization	282,741	249,477	-	83,159	-
Business development	26,997	26,997	-	-	-
Consulting	9,000	9,000	-	3,000	-
Filing Fees	755	755	-	-	-
Foreign exchange gain	(4,483)	(4,483)	(559)	-
Interest and bank charges	491	491	-	160	-
Legal fees	3,784	3,784	-	1,289	-
Office	14,719	14,719	-	6,502	-
Research and development	51,200	27,858	-	-	-
Shareholder information	2,219	2,219	-	714	-
Transfer agent	2,459	2,459	-	264	-
Travel	4,088	4,088	-	31	-
418,432	361,826	-	108,591	-
Loss from discontinued operations (Note 8)	-	-	48,377	-	3,936

NET LOSS FOR THE PERIOD	$ (418,432)	$ (361,826)	$ (48,377)	$ (108,591)	$ (3,936)

Loss from continuing operations per share	$ (0.04)	$ -	$ (0.01)	$ -

Loss from discontinued operations per share	$ -	$ (0.01)	$ -	$ (0.00)

Weighted average number of shares outstanding	8,126,825	4,320,900	8,126,825	2,600,771

See notes to consolidated interim financial statements.

#

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Statements of Cash Flows
(in Canadian dollars)

	Cumulative from date of inception of continuing operations on September 23, 2002 to September 30, 2003 (Note 2(k))

		Nine months Ended September 30,		Three Months Ended September 30,
		2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH PROVIDED BY (USED IN):
Operating activities:
Net loss	$ (418,432)	$ (361,826)	$ -	$ (108,591)	$ -
Item not involving cash
Amortization	282,741	249,477	-	83,159	-
Net changes in non-cash working capital items (Note 11)	35,647	35,647	-	16,674	-
	(100,044)	(76,702)	-	(8,758)	-

Cash flows from discontinued operations (Note 11)	-	(3,495)	(33,755)	(1,925)	(9,146)

Financing activity:
Advances from shareholder	109,955	85,365	101,088	20,265	87,992

INCREASE IN CASH	9,911	5,168	67,333	9,582	78,846

CASH (BANK INDEBTEDNESS), BEGINNING OF PERIOD	180	4,923	(67,153)	509	(78,666)

CASH, END OF PERIOD	$ 10,091	$ 10,091	$ 180	$ 10,091	$ 180

Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the nine months ended September 30, 2002, the Company:

(a)

issued 2,237,407 common shares in settlement of $294,685 of shareholder loan and forgave the balance of $144,000;

(b)

issued 148,605 common shares in settlement of $29,233 of accounts payable;

(c)

issued 4,030,079 common shares in consideration of entering into a license agreement with a value of $3,326,346; and

(d)

was forgiven other payables in the amount of $22,573

See notes to consolidated interim financial statements.

Global Precision Medical Inc. (formerly San Antonios Resources Inc.)
(A development stage company)
Consolidated Interim Statements of Stockholders’ Equity (Deficiency in Assets)
(in Canadian dollars)

			Additional
	Capital Stock		Paid-In
	Number	Amount	Capital	Deficit	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Balance, December 31, 2000	5,014,333	$ 1,862,187	$ -	$ (2,002,434)	$ (140,247)
Share consolidation	(4,178,611)	-	-	-	-
Loss for the year	-	-	-	(422,728)	(44,728)
Balance, December 31, 2001	835,722	1,862,187	-	(2,445,162)	(582,975)
Issued to settle shareholder loan	2,237,407	294,685	-	-	294,685
Issued for cash	66,667	77,965	-	-	77,965
Issued to settle debt	556,950	109,156	-	-	109,156
Issued for license agreement	4,030,079	3,326,346	-	-	3,326,346
Issued for compensation	400,000	62,421	-	-	62,421
Shareholder contributions	-	-	237,088	-	237,088
Loss for the year	-	-	-	(240,954)	(240,054)
Balance, December 31, 2002	8,126,825	5,732,760	237,088	(2,686,116)	3,283,732
Net loss for the period	-	-	-	(361,826)	(361,826)
Balance, September 30, 2003	8,126,825	$ 5,732,760	$ 237,088	$ (3,047,942)	$ 2,921,906

See notes to consolidated interim financial statements.

#

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

At September 30, 2003, the Company has a working capital deficiency of $127,699 (December 31, 2002 - $9,350) and has an accumulated deficit as at September 30, 2003 of $3,047,942. The Company is now in the business of commercializing and developing a medical device known as the Urethral Stent.  Previously, the Company was in the exploration stage, having interests in several mineral properties, and was in the process of determining whether its mineral properties contain sufficient mineralization to merit future development and production activities. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

These consolidated interim financial statements reflect the significant accounting policies outlined below:

(a)

Basis of presentation

The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results for these interim periods are not necessarily indicative of results for the entire year.

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

(e)

License agreement

The Company’s license agreement is recorded at cost and is being depreciated on a straight-line basis over its estimated useful life of ten years.  The carrying value of the Company’s license agreement is reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and is tested in reference to undiscounted cash flows.  An impairment loss is recognized by which the carrying amount exceeds its fair value.

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

Stock options are denominated in United States dollars and are therefore subject to variable accounting.  No compensation expense was recognized to September 30, 2003 as the exercise price of the options was greater than market.

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

(l)

Development stage

In September 2002, the Company acquired its Licence Agreement (Note 3) at which time it entered into the business of commercializing and developing a medical device known as the URO-Stent.  For the purposes of the Company’s financial statement disclosures relating to its development stage, amounts are cumulative from the commencement of the Company’s URO-Stent operations in September 2002.  The Company’s deficit accumulated during the development stage at September 30, 2003 totaled to $418,432.

3.

AMOUNTS RECEIVABLE

The Company’s amounts receivable at September 30, 2003 are net of an allowance for doubtful amounts of $Nil (December 31, 2002 - $Nil).

4.

LICENSE AGREEMENT

During 2002, the Company entered into an agreement with Global Medical Sciences Ltd. (the “Licensor”), a company with a director in common, to license the Licensor’s intellectual property rights in a medical device known as the Urethral Stent (the “Stent”) for the full term of the patent rights on the Stent.  This license grants to the Company an exclusive worldwide license to use the intellectual property rights in the Stent to manufacture, produce, sell and otherwise commercialize the Stent in permitted countries.

In consideration for entering into this agreement, the Company granted to the Licensor 4,030,079 common shares of the Company with a deemed value of $6,396,951.  For financial accounting purposes these shares have been recorded at a value of $3,326,346 based on the average share price of the Company two days before and after the acquisition date.  The carrying value of the license agreement of $3,043,605 at September 30, 2003 ($3,293,082 at December 31, 2002) is net of amortization of $282,741 ($33,264 at December 31, 2002).

5.

SHAREHOLDER LOAN

At September 30, 2003 and December 31, 2002, the amount due from/to a director and shareholder of the Company is non-interest bearing, has no fixed terms of repayment and is unsecured.  Subsequent to September 30, 2003, U.S. $32,000 of the shareholder loan was converted to units as part of the private placement transaction (Note 12).

6.

CAPITAL STOCK

(a)

In the nine-month period ended September 30, 2002 the following capital stock transactions took place:

i.  shareholder loans (Note 5) totaling $294,685 were settled by the issuance of 2,237,407 common shares of the Company at U.S. $0.08 per share;

ii.  accounts payable totaling $29,233 were settled by the issuance of 148,605 common shares of the Company  at U.S. $0.125 share;  and

iii. in consideration of entering into an agreement with to license the Stent (Note 4) the Company issued 4,030,079 common of the Company at U.S. $0.4063 per share;

(b)

Stock options

The following table summarizes information about the options outstanding at September 30, 2003:

		Weighted		Weighted
		Average		Average
Exercise		Remaining		Remaining
Prices	Options	Contractual	Options	Life of Options
(U.S. $)	Outstanding	Life	Exercisable	Exercisable

$ 1.00	350,000	4.5 years	181,250	4.3 years
2.00	200,000	4.5 years	-	N/A
3.00	200,000	4.5 years	-	N/A
	750,000		181,250

There were no share options issued during the nine months ended September 30, 2003 or September 30, 2002.

(c)

Share purchase warrants

At September 30, 2003 the Company has 33,334 share purchase warrants outstanding.  Each share purchase warrant entitles the holder to purchase one common share for U.S. $1.00 per share during the period from November 28, 2002 until November 27, 2003 and one common share for U.S. $2.00 per share during the period from November 28, 2003 to November 27, 2004.  No warrants were exercised during the nine months ended September 30, 2003.

#

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

The details of the loss from the discontinued operations are as follows:

	Nine months ended	Three months ended
(in Canadian dollars)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Accounting and audit	$ -	$ 10,738	$ -	$ 1,050
Amortization	-	860	-	-
Bank charges and interest	-	66	-	-
Consulting	-	4,500	-	3,000
Debt forgiveness	-	(22,573)	-	(22,573)
Filing fees	-	350	-	277
Legal fees	-	21,459	-	10,344
Foreign Exchange	-	36	-	(26)
Office	-	6,004	-	2,522
Rent	-	16,806	-	-
Salaries	-	8,000	-	8,000
Shareholder information	-	1,342	-	1,342
Transfer agent	-	789	-	-

Loss from discontinued operations	$ -	$ 48,377	$ -	$ 3,936

Current assets and liabilities from discontinued operations comprise amounts receivable and prepaids and accounts payable, respectively.

#

9.

INCOME TAXES

The Company’s operating loss carry-forward of $567,000, and its accumulated cost base differences on assets benefit of $266,000 at December 31, 2002 were both lost at the time of the Company continuing into the State of Wyoming on February 5, 2003.

10.

RELATED PARTY TRANSACTIONS

In addition to the related party transactions described elsewhere in these financial statements, the Company also paid an officer of the Company $9,000 during the nine months ended September 30, 2003 ($4,500 – nine months ended September 30, 2002) in consulting fees.

11.

CHANGES IN NON-CASH OPERATION WORKING CAPITAL

(a)

The components of the net change in items other than cash related to current operating activities as reflected in the Consolidated Interim Statements of Cash Flows are as follows:

#

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
(in Canadian dollars)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Changes in non-cash working capital items:
Amounts receivable	$ (3,386)	$ -	$ (2,393)	$ -
Trade accounts payable and accrued liabilities	39,033	-	19,067	-

	$ 35,647	$ -	$ 16,674	$ -

(b)

The components of the net change in items other than cash related to discontinued operations as reflected in the Consolidated Interim Statements of Cash Flows are as follows:

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
(in Canadian dollars)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$ -	$ (48,377)	$ -	$ (26,768)
Add (deduct) items not involving cash:
Amortization	-	860	-	860
Debt forgiveness	-	(22,573)	-	(22,573)
Changes in non-cash working capital items:
Amounts receivable	-	(2,211)	-	(333)
Prepaid expenses	2,430	-	-	-
Trade accounts payable and accrued liabilities	(5,925)	38,546	(1,925)	17,696

	$ (3,495)	$ (33,755)	$ (1,925)	$ (9,146)

(c)

There were no cash payments made for interest or income taxes during the nine months ended September 30, 2003 and 2002.

12.

SUBSEQUENT EVENTS

(a)

Private placement

Subsequent to September 30, 2003 the Company initiated a private placement.  In December 2003, the Company had received subscriptions for 827,500 units for total proceeds of U.S. $165,500 in connection with a private placement that will occur subject to Board approval and issue of treasury order.  Management anticipates that the private placement will be completed by December 20, 2003.  Each unit will comprise one common share and one-half share purchase warrant. Each share purchase warrant will entitle the holder to purchase one common share for U.S. $0.60 per share during the first year following the date of issue, and one common share for U.S. $1.00 per share during the second year following the date of issue.

Included in the private placement, were U.S. $32,000 (Cdn $41,600) of shareholder loans to be converted into 160,000 units and other payables of U.S. $6,000 (Cdn $7,800) to be converted into 30,000 units.  A further 40,750 units are reserved as commission expense on the private placement issue.

(b)

Research and Development agreement

On December 1, 2003 the Company entered into a Research and Development agreement to acquire an exclusive worldwide License from MDMI Technologies Inc., (“MDMI”) of Richmond, British Columbia, a company with an officer and director in common, to apply their proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of Benign Prostate Hyperplasia (BPH).   It is believed that the MDMI technology may be well suited to treat this widespread condition within the aging male population.

Under the research and development agreement, MDMI is to provide research and development services to the Company to re-engineer the device and take the Thermablate Technology through to animal trials.  The Company has retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company with a non-dilution provision.  The Company is committed to fund an initial budget of $500,000 with work to begin immediately. Furthermore, under the terms of the agreement, the Company will pay MDMI a royalty fee not to exceed 2.5% of established selling prices of any devices and/or technology development under the agreement.  The Research and Development agreement between the Company and MDMI will investigate possible means of integration of the MDMI Thermal Ablation Technology to medical procedures involving the use of the Company’s URO-stent in the successful treatment of BPH.

#

13.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.143, Accounting for Asset Retirement Obligations (“SFAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of long-lived assets, except for certain obligations of leases.   SFAS 143 required entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded an entity capitalizes the cost by increasing the carrying amount of the related long-lived assets.  Over time the liability is accreted to its resent value each period, and the capitalized cost is amortized over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  SFAS 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002 with earlier application encouraged.  The Company has determined that the Statement did not have any impact on its financial statements.

In September 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal of Activities (“SFAS 146”).  SFAS 146 requires that the liability for a cost associated with an exit or disposal activity is recognized at its fair value when the liability is incurred.  Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred.  SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material impact on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities (“SFAS 150”).  SFAS 150 requires certain financial instruments that were accounted for as equity under previous guidance to now be accounted for as liability.  SFAS 150 applies to mandatorily redeemable stock and certain financial instruments that require or may require settlement by transferring cash or other assets.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The Company has not issued any financial instruments that fall under the scope of SFAS 150 and does not expect that the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

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

The Company has undertaken to commercialize the stent, initially in Russia and the surrounding former Soviet countries, and to move towards regulatory approval for use and sale in other countries with the ultimate goal of attaining Health Canada and FDA approvals.

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

(a)

Plan of Operation

(i)

During the nine months ended September 30, 2003, the Company posted a loss of $361,826. The working capital deficit was $127,699 at September 30, 2003. The ability of the Company to continue its activities is dependent upon its ability to raise substantial amounts of equity capital, or otherwise finance its activities.  Additional funds will have to be raised over the next 12 months to carry out the programs set out in (ii) below and it is anticipated by management that those funds will be forthcoming.

(ii)

The company’s main focus during the nine months ended September 30, 2003 has been primarily to prepare the submission to the Russian Ministry of Health for approval for use and free sale of the URO-Stent in Russia and its former Soviet countries based on the results of human clinical trials of the URO-Stent gathered from three sites in Moscow.  On October 28, 2003, the Russian Ministry of Health approved the Company’s URO-Stent for mass-production and sale in Russia.

On December 1, 2003 the Company entered into a Research and Development agreement to acquire an exclusive worldwide License from MDMI Technologies Inc., (“MDMI”) of Richmond, British Columbia, a company with an officer and director in common, to apply their proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of Benign Prostate Hyperplasia (BPH).  MDMI is a Canadian medical device company with a marketing network in Asia and North America and the Company’s joint venture manufacturing partner. It is believed that the MDMI technology may be well suited to treat this widespread condition within the aging male population.  Under the research and development agreement, MDMI is to provide research and development services to the Company to re-engineer the device and take the Thermablate Technology through to animal trials.  The Company has retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company with a non-dilution provision.  The Company is committed to fund an initial budget of $500,000 with work to begin immediately. Furthermore, under the terms of the agreement, the Company will pay MDMI a royalty fee not to exceed 2.5% of established selling prices of any devices and/or technology development under the agreement.  The Research and Development agreement between the Company and MDMI will investigate possible means of integration of the MDMI Thermal Ablation Technology to medical procedures involving the use of the Company’s URO-stent in the successful treatment of BPH.

In addition, the Company will proceed to establish the manufacturing process in Russia as well as Canada (through), for expected production and delivery during the first quarter of 2004. Operating under the terms of the research and development agreement executed on December 1, 2003, MDMI will also provide a broad range of regulatory, clinical and engineering services on a cost-plus basis to establish initial URO-Stent manufacturing in Russia and ultimately to effect a transfer of the technology and manufacturing process to Canada.  Distribution and sales will be handled in Russia and surrounding countries by Minimal Invasive Technology Ltd. (Moscow) (“MIT”), the Company’s distribution joint venture partner for Russia and Eastern Europe.  MIT is a leading manufacturer and distributor of Russian medical devices.

The Company will use the approved application documentation to form the basis to proceed towards additional clinical trials with the ultimate goal of attaining Health Canada and FDA approvals. The Company intends to contract with MDMI to supply expertise in the regulatory submissions to Health Canada and the FDA.

The Company has no plans to purchase or sell plant or significant equipment.

(i)

The Company currently has no employees and does not expect to hire any employees in the near future.  The Company entered into consulting agreements with two individuals to provide management services to the Company with respect to regulatory matters in Russia. The remainder of the Company's management has been undertaken by independent consultants.

(b)

Not Applicable

(c)

Not Applicable

Capital Resource Requirements

Liquidity

At September 30, 2003 the Company had cash in the amount of $10,091 available.

Subsequent to September 30, 2003 the Company initiated a private placement.  In December 2003, the Company had received subscriptions for 827,500 units for total proceeds of U.S. $165,500 in connection with a private placement that will occur subject to Board approval and issue of treasury order.  It is anticipated that the private placement will be completed by December 20, 2003.  Each unit will comprise one common share and one-half share purchase warrant. Each share purchase warrant will entitle the holder to purchase one common share for U.S. $0.60 per share during the first year following the date of issue, and one common share for U.S. $1.00 per share during the second year following the date of issue.

Included in the private placement, were U.S. $32,000 (Cdn $41,600) of shareholder loans to be converted into 160,000 units and other payables of U.S. $6,000 (Cdn $7,800) to be converted into 30,000 units.  A further 40,750 units are reserved as commission expense on the private placement issue.

The net proceeds for the private placement is to provide working capital for the first quarter of the Company’s 2004 fiscal year, to allow further development of the URO-Stent technology and to provide professional fees to proceed for a contemplated next round of financing, which will be required  to advance with the MDMI research and development agreement .  The contemplated financing will be equity in nature, and in the one million dollar range.  Management will focus its attention on completing this financing during the first quarter of fiscal 2004.  There is no assurance that this financing will be completed.  Should the Company be unable to complete this financing, it may be unable to fulfill its obligations under the MDMI agreement at which time it will have to renegotiate the terms of the agreement.

Since inception, the Company has financed its operations from private financing. The Company has suffered recurring losses from operations and has a working capital deficiency of $127,699 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern without a further injection of capital. Until the closing of the financing, a shareholder of the Company continued to advance funds to the Company on an as needed basis to finance current operations. Shareholder loan at September 30, 2003 was $83,948. The shareholder has undertaken to convert U. S. $32,000 (approximately CDN $41,600) to 160,000 units under the same terms and conditions as the private placement announced on November 17, 2003.  The remaining portion of the shareholder loan will be repaid from proceeds of the financing.

Results of Operations

The activities during the nine month period ended September 30, 2003 related entirely to the URO-Stent technology operations, whereas operations during the nine month period ended September 30, 2002 related to winding up the Company’s discontinued mineral exploration activities.

The net loss for the nine month period ended September 30, 2003 was $361,826 versus $48,377 for the nine month period ended September 30, 2002.  Key components of the loss for the nine month period ended September 30, 2003 were amortization expense of the Licence Agreement for worldwide rights to the URO-Stent of $249,477, research and developmental costs of $27,858 primarily related to preparing the submission to the Russian Ministry of Health for approval for use and free sale of the URO-Stent in Russia and its former Soviet neighbours, $26,997  for the production of a video documentary showcasing the Company’s URO-Stent technology to be aired worldwide on PBS stations, and $24,462 for accounting and audit, related to the more extensive financial reporting requirements of immigrating to the United States.

Key components of the loss during the nine month period ended September 30, 2002 were legal fees of $21,459 relating to the disposition of the mining leases in a manner to limit the Company’s financial exposure going forward and rent of $16,806 for an office now vacated.

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

Licence Agreement

The Company’s license agreement is recorded at a value based on an average price of the shares two days before and after the date of acquisition, issued in connection with the acquisition of the Licence Agreement, and is being depreciated on a straight-line basis over its estimated useful life of ten years.  The carrying value of the Company’s license agreement is reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and is tested in reference to discounted cash flows.

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

Limited Operating History

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

#

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2002, the Company incurred a cumulative net loss under Canadian GAAP of $2,828,921 from its inception. In the nine months ended September 30, 2003 the net loss from operations was $361,826.  It is anticipated that negative cash flows from operations will continue for the foreseeable future.

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

#

Dependence on Financing

The Company's capital requirements have been and will continue to be significant. The Company will be dependent on future financing to fund its research and development as well as other working capital requirements. The Company estimates that its current working capital will support its activities for no more than three months. After that time, the Company will need additional financing. In addition, it requires $500,000 to meet the obligations under the MDMI Research and Development agreement.  The Company is currently anticipating further subscriptions for its common stock in the first quarter of fiscal 2004, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

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

GLOBAL PRECISION MEDICAL INC.
(Registrant)

Date: December 12, 2003	By:	/s/ Lindsay Semple
Lindsay Semple Chief Executive Officer

Date: December 12, 2003	By:	/s/ Michel Coderre

Michel Coderre

President

#