Form 10KSB
period 2003-12-31
GLOBAL PRECISION MEDICAL INC
filed 2004-07-23
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended December 31, 2003

or

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File No. 0-30330

GLOBAL PRECISION MEDICAL INC.

 (Exact name of small business issuer in its charter)

WYOMING	98-0418148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#536 – 1489 Marine Drive, W. Vancouver, BC, Canada V7T 1B8
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: 604-926-2939

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Registrant’s revenues for its most recent fiscal year $0

Aggregate market value of the 2,622,145 shares of Common Stock held by non-affiliates of the Issuer as of July 1, 2004, w as $ 681,757.

 The number of shares of the Issuer’s Common Stock, no par value, as of July 1 , 2004, was 9,535,075.

Transitional Small Business Disclosure Format    Yes [  ]  No [X]

DEFINITIONS

BPH

Benign Prostate Hyperplasia – a non-cancerous enlargement of the prostate, which compresses the urethra as it grows thereby restricting the flow of urine – a primary cause of urinary voiding dysfunction in men

CE Mark

"Conformité Europeene" - manufacturers of In Vitro Medical Devices who export their products to European Union (EU) countries are responsible for meeting the requirements of the In Vitro Diagnostic Medical Devices Directive (IVD) 98/79/EC. The marking indicates that the manufacturer has conformed with all the obligations required by the legislation

FDA	Federal Food and Drug Administration (United States)
GMS	Global Medical Sciences Ltd., the owner and licensor of the NiTi wire material and the medical device technology known as the URO-Stent
IMET	Institute of Metallurgy and Material Sciences in Moscow - the largest contributor in its field in the Sputnik program, the Russian Military and the current Space Station
IP	Intellectual Property – the legal right giving unfettered use of the device
MDMI

a British Columbia-based private company that has extensive experience in device design, manufacturing, distribution and operational systems to implement regulatory processes including Health Canada and the FDA

MIT

Minimal Invasive Technology Ltd, a Russian manufacturer of various medical devices, it  holds the proprietary rights to the catheter (delivery system), used during the clinical trials for the insertion of the URO-Stent

NiTi	Nickel-Titanium – memory metal - an alloy that has the ability to change form and shape when subjected to temperature change.
Restenosis	The proliferation of cells, caused by an inflammatory response to a foreign body
Stent	A medical device that acts as a scaffold to hold open pathways in the body
TURP	Traditional transurethral resection of the prostate
URO-Stent	A patentable proprietary nitinol Prostatic Stent used for the prevention of lumen restriction associated with benign prostate hyperplasia

FORWARD LOOKING STATEMENT

This Annual Report on Form 10-KSB includes “forward-looking information.” All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, including without limitation, those concerning: the economic outlook for the medical device industry. Global Precision Medical Inc. is referred to herein as "we,"  "our," “the Company ,” “Global” or “GPM” ..  These forward-looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events and generally may be identified by the use of forward-looking words or phrases such as “believe”, “aim”, “expect”, “anticipate”, “intend”, “foresee”, “forecast”, “likely”, “should”, “planned”, “may”, “estimated”, “potential” or other similar words and phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to differ materially from the anticipated results, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

PART I

ITEM

1.

DESCRIPTION OF BUSINESS

General Description

Business Development

The Company was incorporated under the laws of the Province of British Columbia on August 24, 1990, under the name “San Antonios Resources Inc.”

On October 15, 2001, the San Antonios Resources Inc. consolidated its share capital on the basis of six pre-consolidation Common Shares for one post-consolidation Common Share. On September 23, 2002, San Antonios Resources Inc. changed its name to “Global Precision Medical Inc.” (the “Company”) and undertook a material change in its business focus away from mining exploration and into the medical device industry. The principal business of the Company consequently ceased to be mineral exploration.

On February 5, 2003, the Company was continued from British Columbia, under provisions of the Company Act (British Columbia), into the State of Wyoming, pursuant to Section 17-16-1503 of the 1989 Wyoming Business Corporation Act.

Business of the Company

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in August 2002.

On September 23, 2002, the Company changed direction and entered into an exclusive worldwide Technology License Agreement with Global Medical Sciences Ltd. to commercialize and further develop the medical device technology known as the URO-Stent (the “License”).  The URO-Stent is used for the prevention of lumen restriction associated with BPH.  BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men. The URO-Stent has been developed by a team of scientists, clinicians and medical specialists in Moscow.

In order to strengthen its platform and form strategic alliances to move the URO-Stent to commercialization, the Company entered into a “Consortium Letter of Understanding” August 1, 2003, with Global Medical Sciences Limited (Barbados), MDMI Technologies Inc. (Vancouver, Canada) and Minimal Invasive Technology Ltd (Moscow, Russia).  The Consortium brings together four groups with complementary expertise and resources as follows.

Global Precision Medical Inc. (“GPM"):   GPM will coordinate and finance the activities of the Consortium, provide the publicly traded vehicle through which investors can participate, and serve as the sales and marketing platform for stents and future medical devices introduced to it by other Consortium members;

Global Medical Sciences Limited (“GMS"):   GMS is the owner and licensor of the wire material and the stent technology. It has a team of expert materials scientists. The scientists work in conjunction with IMET;

MDMI Technologies (“MDMI”):   MDMI, a British Columbia-based private company, brings an established and ongoing level of operational success at the highest international level, which combines industry experience in device design, manufacturing, distribution and operational systems to navigate through the global regulatory processes including the FDA.  MDMI will evaluate the technology presented to GPM, advise and assist in engineering feedback to the scientists in Russia, and will formulate the pathway to regulatory approval and assist GPM executives to commercialize and market the URO-Stent;

Minimal Invasive Technology Ltd (“MIT”):   MIT is a Russian manufacturer of various medical devices and holds proprietary rights to the catheter (delivery system), used for the insertion of the URO-Stent.  MIT holds numerous patents to medical devices being manufactured at its Moscow facilities and sold in Russia and surrounding countries.

On December 2, 2003, the Company entered into an agreement to acquire an exclusive worldwide License from MDMI to apply their proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of BPH.

Under a Research and Development agreement, expiring on November 30, 2004, MDMI is to provide Research and Development (“R&D”) services to investigate whether not the thermal ablation process currently used to treat menorrhea in women is transferable to treating the prostate in men suffering enlarged prostates.  The R&D agreement provides for MDMI engineers and researchers to take the Thermablate Technology through to animal trials.  The Company has retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company (of which 500,000 common shares were issued in February 2003 with a non-dilution provision of ten percent ownership ..  The Company is committed to fund an initial budget of $500,000 with work to begin subject to completing the necessary financing to initiate the program. The R&D agreement between the Company and MDMI will also investigate possible means of combining the MDMI Thermal Ablation Technology with the use of the Company’s URO-Stent in the successful treatment of BPH.  Commencement of research work in connection with this agreement had not occurred by December 31, 2003.

Principal Products or Services and Their Markets

The URO-Stent is braided from a proprietary NiTi shape-memory alloy wire that utilizes its unique shape-memory properties such that when the stent is released under the influence of cold water into the prostate by a catheter delivery system, and, as it reaches body temperature, the stent expands allowing the radial tension of the wire net to hold the blocked portion of the lumen in an open position. The URO-Stent continues to act as a scaffold maintaining an open lumen. The URO-Stent has several advantages over competitive stent technologies: atraumatic design (no sharp ends), more radial rigidity, non-kinkable yet flexible while keeping the lumen diameter constant.  The market for the stent is generally those men over the age of 50 who have an onset of BPH and who are seeking a less invasive solution to current first defense treatments of drug therapy and/or TURP (Transurethral Resection of the Prostate).

There is a need for an alternative treatment for the 10-15% of BPH patients who are not suitable for traditional transurethral resection of the prostate (“TURP”) therapy. Other less non-invasive methods for treating BPH are proving to be more widely accepted. These methods offer significant advantage over TURP, and have been designed to reduce cost and patient trauma, being performed on an outpatient basis with only local anesthesia.

The Company estimates that, with technology improvements in prostatic stents, over 10% or 100,000 of the surgical procedures will be replaced with prostatic stenting.  With improved effectiveness of stents and the mitigation of restenosis, patient-driven demand for a stent solution to BPH will replace more invasive resections.

The current estimate of average selling price of the URO-Stent worldwide is $300 per unit.

Distribution Methods of the Products or Services

For sales in Russia, the Company has identified a medical device manufacturing and distribution company in Moscow with the view initially to contract manufacturing the catheter delivery-system and to negotiate a definitive distribution agreement to sell the completed unit along side its other medical products, which are not in competition with the URO-Stent.

Through its relationships with MDMI, the URO-Stent, subject to the appropriate regulatory approvals, will tie in to the marketing system that MDMI has developed and successfully utilized with its medical device products, which consists of a number of programs designed to reach the target market.

(1)

to provide appropriate materials to educate physicians and sufferers of BPH about the product as a less invasive alternative to current treatment regimes;

(2)

to represent the device at national and international conferences to inform and influence medical specialists and opinion leaders in the field of Urology to “champion” the product in their respective countries;

(3)

to arrange for demonstration procedures for medical specialists to be conducted at hospitals in Canada and around the world subject to the stage of regulatory approval in the various jurisdictions;

(4)

on a country-by-country basis to work with the administrative professional bodies governing Urology in each jurisdiction to introduce the device as an alternative procedure;

(5)

to arrange exclusive specialty medical device distribution agreements who typically employ office-to-office and hospital-to hospital salesmen.

Status of any Publicly Announced New Product or Service

On December 2, 2003 the Company entered into an agreement to acquire an exclusive worldwide License from MDMI to apply their patented “Thermal Ablation Technology”, currently used to treat menorrhea in women, to augment the Company’s URO-Stent in the treatment of BPH.  Medical device industry research to bring Thermal Ablation Technology to the treatment of BPH is intensifying, and it is believed that the MDMI technology may be well suited to treat this widespread condition within the aging male population.

Competitive Business Conditions and the Company’s Competitive Position in the Industry and Methods of Competition

The Company faces competition from several established products and a number of treatment regimes, including pharmatherapy and prostate resection surgery, that are widely accepted as the “gold standard” for treatment of the debilitating condition of BPH.  The Company's success is dependent upon acceptance of its product by the medical community as reliable, safe and cost-effective.  In the broader biotechnology industry, there are a large number of well-established companies that have significantly greater financial resources, stronger name recognition, larger development staffs and more extensive marketing and distribution capabilities than we do.

The URO-Stent has been engineered to provide several unique features that are believed to make the URO-Stent competitive in its field:

•

atraumatic design (no sharp ends);

•

high radial rigidity;

•

non-kinkable, yet flexible, keeping its radial integrity while keeping the lumen diameter constant;

•

minimally invasive;

•

deployed under local anaesthetic; and

•

cost effective compared to TURP.

These features have been confirmed in the results of clinical trials under the direction of Dr. Dmitri Pushkar gathered from three sites in Moscow and presented in the application to the Russian Ministry of Health for approval for mass production and sale in Russia.

Dr. Pushkar is a member of:

•

The Presidium Group of the Russian Society of Urology;

•

The European Urology Association;

•

The American Urological Association;

•

The United Nations’ sponsored Institutional Centre for Science and High Technology;

•

The International Society of Urology;

•

The Board of European School of Urology; and

•

The Editorial Committee of the Urology Journal of Russia.

Sources and Availability of Raw Materials and Names of Principal Suppliers

The principal raw material for the device is currently manufactured in Russia at the government funded IMET facilities. In order to diminish the dependence for the metal from this sole source, the Company will undertake an investigation of NiTi alloy wire with similar properties from other sources including Germany and the United States. The cost of the wire as a component of the final finished, braided, sterilized, packaged and labeled product is less than 20%; therefore the cost of the wire is of less concern than the ongoing availability of the wire from the sole source of supply – IMET in Russia.

Dependence on One or a Few Major Customers

Under the marketing plan, sales will not be dependent on one or a few major customers.  The device will be presented at national and international conferences to inform and influence medical specialists and opinion leaders in the field of Urology.  Demonstration procedures for medical specialists will be conducted at hospitals in Canada and around the world.  On a country-by-country basis professional bodies governing Urology in each jurisdiction will be approached to work with the Company to introduce the device as an alternative procedure to current, more expensive and more invasive procedures. Exclusive specialty medical device distribution agreements will be set up with sales organizations that typically employ office-to-office and hospital-to hospital salesmen.  The foregoing sales approach would be expected to come through a variety of channels and organizations.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including duration

Patents

The Company is dependent on patent protection and, in the early stages of development and production it is dependent on various strategic alliances: Russian National Academy of Science, Department of Urology Moscow Medical Semashko Institute, Department of Materials and Metals Engineering, the A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science and MDMI in British Columbia.  Maintaining a satisfactory working relationship with these groups is essential to acquiring the NiTi wire to manufacture the URO-Stent.

The URO-Stent has IP protection in that it has been granted a patent by the Patent Office of Russia and is the subject of a pending application under the international Patent Cooperation Treaty.  The Company’s patent lawyers in Canada will continue to work in conjunction with TransTechnology in Moscow, a State sponsored institution established to protect Russian IP, to manage the IP of the URO-Stent and any other devices that may emerge from the special properties of the IMET NiTi, to which the Company has rights.

New patents will be applied for covering any new technologies as they develop with respect to applying the patented MDMI Thermal Ablation Technology to the treatment of BPH.

Licenses

On September 23, 2002 the Company entered into an exclusive worldwide Technology License Agreement with Global Medical Sciences Ltd. (“GMS”) to commercialize and further develop the medical device technology known as the URO-Stent (the “License”).  The License was granted in consideration of the issuance of 4,030,079 restricted Common Shares of the Company with a deemed value of   $4 million.  For financial accounting purposes, these shares have been recorded at a value of $    2 .1 million based on an average share price of the Company two days before and after the acquisition of the License.

On December 2, 2003, the Company entered into an agreement to acquire an exclusive worldwide License from MDMI (“Thermablate License”) to apply their patented “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of BPH.

Royalty Fees

MDMI will be further compensated by means of a Royalty Fee not to exceed 2.5% of established selling prices of any devices and/or technology developed under the R&D agreement.

Need for any Governmental Approval of Principal Products or Services

In association with materials research scientists, medical specialists, medical device engineers and medical regulatory advisors the Company made an application to the Russian Ministry of Health to seek approval for mass production and sale of the URO-Stent in Russia. Approval was received on October 23, 2003.

Based on this approval the Company intends to start limited production of the URO-Stent and its catheter delivery system with the aim of expeditionary sales in Russia to get additional clinical feedback from practitioners as well as production engineering feedback for eventual mass production and technology transfer to North America. Further, through its strategic partner MDMI, attempts to gain Special Access (Compassionate Use) procedures in Canada will be made with the view to building the clinical data base in a Western-based hospital setting to lay the foundation for applications for approval and sale to both Health Canada and the FDA.

The Company does not expect to begin the regulatory approval process in Canada until the second half of 2004, and CE Mark and applications for clinical trials in the United States until 2006, and will only pursue approval and marketing of its products in the countries recognizing the CE Mark, such as most European and Asian countries.

Effect of Existing or Probable Governmental Regulations on the Business

Regulatory approval of the safety, efficacy and production certification is a prerequisite of all of the markets where the Company intends to market the URO-Stent.  Government regulations on the business are a critical element in the success or failure of the Company.  In order to address this issue, the Company’s strategic partner MDMI, which has had extensive experience in medical device design, human clinical trials and regulatory approvals, will be supplying specialists in the field of regulatory work to formulate the protocols for clinical trials and the approval applications process for use and sale of the URO-Stent in the important medical device markets.

The amount spent on research and development activities for the fiscal year ended December 31, 2003 was $ 44,851 (2002 – $ 14,864 ).  We do not currently have any customers as production of any device for sale has not yet been achieved.

There is no requirement for compliance with any environmental laws (federal, state, province and local).

Employees

The Company currently has no employees, full-time or otherwise, but engages consultants to carry out specific functions in the fields of corporate and business development.

ITEM

2.

DESCRIPTION OF PROPERTY

The Company has no significant material assets in the way of plants or property.  Each of the Chief Executive Officer and the Corporate Secretary supply office space and equipment to the Company under their respective consulting agreements.   Our head office is located at #536 – 1489 Marine Drive, West Vancouver, British Columbia, Canada V7T 1B8, on a month-to-month rental arrangement with the spouse of our Chief Executive Officer.  During 2003, we issued 30,000 units ($6,000) to the spouse of our Chief Executive Officer for office rent.  Each unit consisted of one share of common stock and one-half of a share purchase warrant where each whole warrant could be exchanged to purchase common shares of our company at $0.60 per share to November 30, 2004 and $1.00 per share thereafter.

ITEM

3.

LEGAL PROCEEDINGS

The Company is not involved in any material pending litigation, nor are we aware of any material pending or contemplated proceedings against the Company.  We know of no material legal proceedings pending or threatened, or judgments entered against, any of our directors or officers in their capacity as such.

ITEM

4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2003. The Company will hold its next annual meeting on September 27, 2004.

PART II

ITEM

5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company are currently quoted on the NASD’s OTC Bulletin Board .  The Company’s symbol was “GBPMF” until March 24, 2004, when the symbol was changed to “GBPM” to reflect that the Company continued out of British Columbia and became a Wyoming Corporation ..  The Company’s Common Shares are not listed on any exchange.  The following table sets forth the high and low bid prices for the Company’s Common Shares as reported by the OTC Bulletin Board, reported on a fiscal quarter basis for the two most recent fiscal years ending December 31, 2003:

	Year Ended December 31, 2003		Year Ended December 31, 2002
Quarter Ended	($) High	($) Low	($) High	($) Low
March 31	1.05	0.52	0.10	0.05
June 30	1.00	0.16	no trades	no trades
September 30	0.55	0.20	1.05	0.10
December 31	0.40	0.25	1.10	0.50

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Holders

As of July 1 , 2004, there were approximately 59 holders of record of the Company’s Common Stock.

Dividends

While there currently are no restrictions prohibiting the Company from paying dividends to its shareholders, the Company has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any dividends in the foreseeable future.  Earnings, if any, are expected to be retained to fund future operations of the Company.  There can be no assurance that the Company will pay dividends at any time in the future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fourth quarter of the year ended December 31, 2003, the Company issued securities that were not registered under the Securities Act of 1933 as follows:

An aggregate of 908,250 shares of the Company’s Common Stock were issued to 25 investors pursuant to a private placement on December 17, 2003.  The private placement involved the sale of units comprised of one common share and one share purchase warrant (“Warrants’) at US$0.20 per Unit. Two warrants permit the holder to purchase one common share of the Company’s Common Stock at US$0.60 until November 30 , 2004 or at US$1.00 until November 30 , 2005. A total of $145,500 in cash was received by the Company for 727,500 of the Units, a shareholder loan of $22,000 was repaid by the issuance of 110,000 Units; and reimbursement of expenses incurred in the amount of $6,000 was repaid by the issuance of 30,000 Units to Jacqueline Semple, the spouse of Lindsay Semple, the Company’s Chief Executive Officer and a Director. Commissions related to the private placement were paid by the issuance of 35,750 Units ($7,150) to Gregory Ledding, who has been a Director of the Company since January 16, 2004, and 5,000 Units ($1,000) to Case y Sarter.

The Units were issued by the Company pursuant to Rule 903 of Regulation S.  Each of the purchasers is a Canadian citizen and resident, and the certificates issued were marked with restrictive legends and stop transfer orders were placed with the Company’s transfer agent.

ITEM

6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not had any revenues from operations in each of the last two fiscal years, nor in the last fiscal year and the period January 1, 2004, through to the date of this document.

Plan of Operation

The management plan for the next 12 months calls for the Company to work within the framework of the Consortium Agreement with GMS, MDMI and MIT to further develop the Company’s URO-Stent technology and to prepare the documentation based on Russian clinical trials for an application for regulatory approval in Canada.  Under the R&D Agreement, the Company is committed to fund research and development of MDMI’s patented Thermal Ablation Technology, currently used to treat menorrhea in women, with respect to a possible application to treating BPH.

(i)

It is anticipated that the Company’s continuing operations will consume approximately $10,000 per month during the next 12 months in addition to the $500,000 payable to MDMI in order to conduct research and development into the efficacy of using a derivative of MDMI’s Thermal Ablation device (“Thermablate”), now used to treat menorrhea in women, in the treatment of BPH, specifically to stop the growth of the prostate as an occluding event on the Urethra and to prevent restenosis and cell proliferation on the insertion of the NiTi URO-Stent.  After reengineering certain components of Thermablate, trials will be conducted on aged beagle dogs, the most appropriate model for such trials.

The Company is required to fund a minimum $500,000 R&D program of the Thermal Ablation technology. Together with other activities slated for the next 12 months, approximately $1,000,000 in additional funds will have to be raised by the Company over the next year.   The Company will be dependent on future financing to fund its R&D as well as other working capital requirements.  The Company is currently anticipating further subscriptions for its common stock by way of private placement and a brokered public offering, but there can be no assurance that these financings will be completed or that they will result in raising sufficient proceeds for the Company to meet its current and expected working capital needs.

(ii)

Under the terms of the Consortium Agreement, the technology and production process will be validated and transferred to North America and approvals for the use and sale of the URO-Stent will be applied for in Canada and the United States.

Further product R&D may be needed to improve the performance of the URO-Stent to meet North American medical requirements. GMS has a team of expert materials’ scientists who work in conjunction with IMET in Moscow. MDMI has extensive experience in device design, manufacturing, distribution and operational systems to implement regulatory processes including Health Canada and the FDA. MIT manufactures various medical devices and holds proprietary rights to the catheter (delivery system), used during the clinical trials for the insertion of the URO-Stent.  Initial production of the URO-Stent will be used for limited sales in Russia to provide further production and design engineering feedback to enable improvements in the manufacturing process and improvements in the design.  The three entities, under the direction of the Company, will be analyzing and working on improved design and materials’ characteristics on an ongoing basis.

(iii)

In the next 12 months there are no anticipated needs for the purchase of plant or equipment, although beyond that period the Company expects to commission the design of automated production machines to make the URO-Stent in quantity as the market demands.

(iv)

The Company has no employees currently, as work is contracted out to consultants.

At December 31, 2003, the Company has not yet generated revenue to date, has a working capital deficiency of $6,069 (December 31, 2002 - $5,919) and has an accumulated deficit as at December 31, 2003 of $2,391,666 (December 31, 2002 - $1,821,345).  The Company is now in the business of commercializing and developing a medical device known as the Urethral Stent (“URO-Stent”) . Previously, the Company was in the exploration stage, having interests in several mineral properties, and was in the process of determining whether its mineral properties contain sufficient mineralization to merit future development and production activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2003 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to impairment of long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We account for impairment of our License in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment review is performed quarterly or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes may include changes in our business strategies and plans, which occurred during 2002 when we acquired the License and changed our business focus from the exploration of mineral properties to our current business.  During 2003, due to limited cash flow and time spent negotiating research arrangements with MDMI, we did not aggressively advance the technology.  With the agreement with MDMI having concluded in December 2003 and a financing also completed in December 2003 and a further financing contemplated to provide research money to MDMI, we are proceeding well toward the continued development of our products in 2004.

Based on our review, no impairment adjustment is considered necessary at December 31, 2003 and 2002. The estimated useful life of the Licence has been assessed by management and is still appropriate, including the assessment that there are nine years of useful life remaining on the Licence. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 was effective for all variable interest entities ("VIEs") created after January 31, 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all VIEs created before January 31, 2003, periods ending after December 15, 2004 and (c) for all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this new standard is not expected to have a material effect on the Company's consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company's consolidated financial statements.

Off Balance-sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2003 or as of the date of this report.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in US Dollars)
Contents
Page
Report of Independent Registered Public Accounting Firm – BDO Dunwoody LLP	14

R eport of Independent Registered Chartered Accountants – Deloitte & Touche LLP	15

Consolidated Balance Sheets as of December 31, 2003 and 2002	16

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002 and for the cumulative period from August 24, 1990 (inception) to December 31, 2003	17

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 and for the cumulative period from August 24, 1990 (inception) to December 31, 2003.	18

Consolidated Statements of Changes in Stockholders’ Equity for the cumulative period from August 24, 1990 (inception) to December 31, 2003	19 - 20

Summary of Significant Accounting Policies	21 - 27

Notes to Consolidated Financial Statements	28 - 35

Report of Independent Registered Public Accounting Firm
To the Directors and Stockholders of
Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)

We have audited the Consolidated Balance Sheet of Global Precision Medical Inc. (formerly San Antonios Resources Inc., a development stage company) as at December 31, 2003 and the Consolidated Statements of Operations and Comprehensive Loss, Cash Flows, and Changes in Stockholders’ Equity for the year then ended and for the period from August 24, 1990 (inception) to December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of Global Precision Medical Inc. for the period from August 24, 1990 (inception) to December 31, 2002. Such statements are included in the cumulative inception to December 31, 2003 totals on the Statements of Operations and Comprehensive Loss, Cash Flows and Changes in Stockholders’ Equity and reflect a net loss of 76.2% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from August 24, 1990 (inception) to December 31, 2002 included in the cumulative totals, is based solely upon the report of other auditors.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Global Precision Medical Inc. (a development stage company) as at December 31, 2003 and the results of its operations and its cash flows for the year then ended and for the period from August 24, 1990 (inception) to December 31, 2003 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements the Company has no established source of revenue, has a working capital deficiency of $6,069 and has accumulated operating losses of $2,391,666 since its inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants
Vancouver, Canada
March 12, 2004

Deloitte & Touche LLP P.O. Box 49279 Four Bentall Centre 2800 - 1055 Dunsmuir Street Vancouver, British Columbia V7X 1P4 Tel: (604) 669 4466 Fax: (604) 685 0395 www.deloitte.ca

Report of Independent Registered Chartered Accountants

To the Board of Directors of

Global Precision Medical Inc.

(formerly San Antonios Resources Inc.)

(A development stage company)

We have audited the consolidated balance sheets of Global Precision Medical Inc. (formerly San Antonios Resources Inc.) (a development stage company) as at December 31, 2002 and the consolidated statements of operations and comprehensive income (loss), cash flows and changes in stockholders’ equity for the year then ended and cumulative from date of inception, August 24, 1990, to December 31, 2002 (not separately disclosed herein).  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and its cash flows for the year then ended and cumulative from date of inception, August 24, 1990, to December 31, 2002 (not separately disclosed herein) in accordance with accounting principles generally accepted in the United States of America.

On July 4, 2003, we reported separately to the Directors and Shareholders of the Company on financial statements for the same periods in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Vancouver, British Columbia

July 4, 2003

Comment by Independent Registered Chartered Accountants on Canada - United States of America Reporting Differences

The standards of the Public Company Accounting Oversight Board (United States) for auditors require the addition of an explanatory paragraph when financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the financial statements.  Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors dated July 4, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Vancouver, British Columbia

July 4, 2003

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
December 31	2003	2002
Assets
Current
Cash	$37,029	$3,117
Receivables	6,530	897
Prepaid expenses	1,019	-
Current assets from discontinued operations (Note 8)	-	3,314
Total current assets	44,578	7,328
License (Note 3)	2,290,658	2,084,757
Total Assets	$2,335,236	$2,092,085
Liabilities and Stockholders’ Equity
Liabilities
Current
Accounts payable	$18,938	$-
Accrued liabilities	30,951	-
Due to stockholder (Note 2)	758	-
Current liabilities from discontinued operations (Note 8)	-	13,247
Total liabilities	50,647	13,247
Stockholders’ Equity
Capital Stock (Note 4)
Authorized
Unlimited common shares
(2002 – 100,000,000 common shares),
no par value
Issued
9,035,075 common shares (2002 – 8,126,825)	3,897,788	3,724,288
Shares to be issued (Note 5)	172,400	-
Additional paid-in capital	150,973	150,973
Deficit accumulated during the development stage	(2,391,666)	(1,821,345)
Accumulated other comprehensive income -
foreign exchange gains	455,094	24,922
T otal stockholders’ equity	2,284,589	2,078,838
Total Liabilities and Stockholders’ Equity	$2,335,236	$2,092,085
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc. (formerly San Antonios Resources Inc.) (A Development Stage Company) Consolidated Statements of Operations and Comprehensive Loss (Expressed in US Dollars)

		For the
		period from
		August 24
		1990
	For the years ended	(inception)
	December 31	to
		December 31
	2003	2002	2003
Expenses			(Cumulative)
Accounting and audit	$50,968	$-	$50,968
Amortization	237,342	21,182	258,524
Business development	19,555	-	19,555
Consulting	180,963	-	180,963
Filing fees	1,316	-	1,316
Bank charges	660	-	660
Legal fees	2,701	-	2,701
Office	22,582	-	22,582
Rent	712	-	712
Research and development	44,851	14,864	59,715
Stockholder information	2,472	-	2,472
Transfer agent	2,502	-	2,502
Travel	3,697	-	3,697
Loss from continuing operations	(570,321)	(36,046)	(606,367)
Loss from discontinued operations (Note 8)	-	(117,389)	(1,785,299)
Net loss for the period	(570,321)	(153,435)	(2,391,666)
Foreign exchange translation adjustments	430,172	13,141	455,094
Comprehensive loss for the period	$(140,149)	$(140,294)	$(1,936,572)
Loss per share – basic and diluted
- from continuing operations	$(0.07)	$(0.01)
- from discontinued operations	-	(0.03)
- after discontinued operations	$(0.07)	$(0.04)
Weighted average shares outstanding	8,297,438	4,022,491
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
	For the years ended		For the period from
	December 31		August 24, 1990
			(inception) to
	2003	2002	December 31, 22003
Cash provided by (used in)			(cumulative)
Cash flows from operating activities
Net loss for the period from continuing operations	$(570,321)	$(36,046)	$(606,367)
Adjustments to reconcile net loss for the period to
cash used in operating activities:
Amortization	237,342	21,182	258,524

Common stock to be issued as compensation	172,400	-	172,400
Expenses settled by issuance of capital stock	6,000	-	6,000
Net changes in non-cash working capital items
(Note 11)	41,696	-	41,696
Cash flows used in continuing operations	(112,883)	(14,864)	(127,747)
Cash flows used in discontinued operations
(Note 11)	(12,135)	(47,260)	(1,667,154)
Cash used in operating activities	(125,018)	(62,124)	(1,794,901)
Cash flows from financing activities
Capital stock issued for cash	145,500	50,000	1,227,061
Repayment of bank loan	-	(50,937)	-
Advances from stockholder	22,117	58,374	624,040
Cash provided by financing activities	167,617	57,437	1,851,101
Net increase (decrease) in cash position	42,599	(4,687)	56,200
Effect of foreign exchange on cash	(8,687)	(257)	(19,171)
Cash, beginning of period	3,117	8,061	-
Cash, end of period	$37,029	$3,117	$37,029
Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$185	$9,243
Income taxes	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2003, the Company:
a)	Issued 110,000 common shares in settlement of a stockholder loan of $22,000;
b)	Issued 40,750 common shares as a commission on the private placement; and
During the year ended December 31, 2002, the Company
a)	Issued 2,237,407 common shares in settlement of a stockholder loan of $178,992. The stockholder forgave the balance of $91,700;
b)	Issued 556,950 common shares in settlement of $69,619 of accounts payable;
c)	Issued 4,030,079 common shares as consideration of entering into a license agreement with a value of $2,095,600 (Note 3); and
d)	Was forgiven other payables in the amount of $14,373.
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)

					Deficit,
					accumulated	Accumulated
	Common Stock			Additional	during the	Other	Total
				Paid-in	development	Comprehensive	Stockholders’
	Shares	Amount	Shares to be issued	Capital	stage	Income (loss)	Equity
Issued for cash on inception in August 1990, at $0.04 per share	125,000	$5,470	$-	$-	$-	$-	$5,470
Loss for the year ended December 31, 1994	-	-	-	-	(9,718)	-	(9,718)
Foreign currency translation adjustment	-	-	-	-	-	95	95
Balance, December 31, 1994	125,000	5,470	-	-	(9,718)	95	(4,153)
Loss for the year	-	-	-	-	(2,637)	-	(2,637)
Foreign currency translation adjustment	-	-	-	-	-	(128)	(128)
Balance, December 31, 1995	125,000	5,470	-	-	(12,355)	(33)	(6,918)
Issued to settle stockholder loan at $1.10 per share	110,806	121,889	-	-	-	-	121,889
Subscriptions received	-	-	30,434	-	-	-	30,434
Loss for the year	-	-	-	-	(180,728)	-	(180,728)
Foreign currency translation adjustment	-	-	-	-	-	146	146
Balance, December 31, 1996	235,806	127,359	30,434	-	(193,083)	113	(35,177)
Subscriptions received	-	-	342,928	-	-	-	342,928
Loss for the year	-	-	-	-	(261,160)	-	(261,160)
Foreign currency translation adjustment	-	-	-	-	-	(1,092)	(1,092)
Balance, December 31, 1997	235,806	127,359	373,362	-	(454,243)	(979)	45,499
Issued for cash at $2.53 per share	33,333	84,283	-	-	-	-	84,283
Subscriptions received	-	-	136,201	-	-	-	136,201
Loss for the year	-	-	-	-	(282,946)	-	(282,946)
Foreign currency translation adjustment	-	-	-	-	-	(1,080)	(1,080)
Balance, December 31, 1998	269,139	211,642	509,563	-	(737,189)	(2,059)	(18,043)
Issued for cash on private placement at $2.97 per share	101,000	300,247	-	-	-	-	300,247
Issued to settle stockholder loan at $1.01 per share	133,333	134,608	-	-	-	-	134,608
Subscriptions received	-	-	131,998	-	-	-	131,998
Issued to settle subscriptions at $1.94 per share	331,250	641,561	(641,561)	-	-	-	-
Issued to settle accounts payable at $2.02 per share	1,000	2,019	-	-	-	-	2,019
Loss for the year	-	-	-	-	(350,666)	-	(350,666)
Foreign currency translation adjustment	-	-	-	-	-	5,334	5,334
Balance, December 31, 1999 – carried forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity - Continued
(Expressed in US Dollars)

					Deficit,
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other	Total
				Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares to be issued	Capital	Stage	Income (loss)	Equity
Balance, December 31, 1999 – brought forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497
Loss for the year	-	-	-	-	(294,129)	-	(294,129)
Foreign currency translation adjustment	-	-	-	-	-	(4,854)	(4,854)
Balance, December 31, 2000	835,722	1,290,077	-	-	(1,381,984)	(1,579)	(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share in December 2003	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share in December 2003	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above in December 2003	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share in December 2003	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services (Note 5)	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	$3,897,788	$172,400	$150,973	$(2,391,666)	$455,094	$2,284,589
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2003 and 2002
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  On February 4, 2003, the Company became domiciled in the State of Wyoming.  Previously, the Company was incorporated under the laws of the Province of British Columbia, Canada.  As a result of the move and now being a US company, the Company has retroactively restated its consolidated financial statements to conform to US GAAP and has adopted the US dollar as its reporting currency.

Until the acquisition of a licence in September 2003, the Company was previously in the mineral exploration business, having interests in several mineral properties and was in the process of determining whether its mineral properties contained sufficient mineralization to merit future development and production activities.  The Company is now in the business of commercializing and developing a medical device known as the Urethral Stent.  Accordingly, with the change of business, assets, liabilities, results of operations and cash flows relating to the mineral exploration business have been segregated in these consolidated financial statements as discontinued operations (Note 8).  The sale of the discontinued operations concluded in February 2003.

Basis of Consolidation

These consolidated financial statements include the accounts of Global Precision Medical Inc. and its wholly-owned subsidiary, Global Precision Medical (USA) Inc. (formerly San Antonios Resources (USA) Inc.) until its disposition on February 5, 2003. Global Precision Medical (USA) Inc (“USA”) was incorporated on June 19, 1996 and previously held title to its mineral properties.  All inter-company balances and transactions have been eliminated.

On February 5, 2003, the Company disposed of its interest in USA for $Nil proceeds to a stockholder.  The Company’s net investment in USA at the date of disposition was $Nil.  As a condition to the transfer of ownership of USA to the stockholder, any assets, rights or property deemed to be the property of USA was also to be transferred by the Company for no consideration.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2003 and 2002
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

License

The Company’s licence for the intellectual property rights to the Urethral Stent (the “License”) is recorded at cost and is being amortized on a straight-line basis over its estimated useful life of ten years.  The carrying value of the Company’s licence agreement is reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and is tested in reference to undiscounted cash flows.  An impairment loss is recognized when the carrying amount exceeds fair value.  Because the Company has not yet generated revenue from its technology, the determination of whether or not the License has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to the recorded amounts of the License.   There were no impairment writedowns recognized in the consolidated financial statements for the years ended December 31, 2003 or 2002.

Research and Development	Research and development costs, including product and technology development, are expensed as incurred.
Foreign Currency Translation and Transactions

The Company’s functional currency is the Canadian dollar as its cash flows are denominated primarily in Canadian dollars. In connection with its redomicile to the State of Wyoming in 2003, the Company has, however, changed its reporting currency to the US dollar. Assets and liabilities denominated in the functional currency are translated at the exchange rate in effect at the balance sheet date.   Expenses and capital stock issuances are translated at the exchange rate in effect on the respective transaction dates.  The resulting exchange gains and losses are shown as a separate component of stockholders’ equity.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2003 and 2002
Foreign Currency Translation and Transactions - Continued

Transactions in currencies other than the functional currency are recorded in the functional currency using the exchange rates in effect on the transaction date.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated to the functional currency using the period end exchange rates.  Exchange gains or losses arising therefrom are charged to the Statement of Operations and Comprehensive Loss.

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

The Company was previously involved in the exploration of mineral properties.  All exploration expenditures and acquisition costs related to exploration were charged to expense in the period incurred as the Company had no established mining reserves.

Loss Per Share

Basic loss per share is calculated using the weighted average aggregate number of common shares outstanding during each period.  The diluted loss per share assumes that the outstanding stock options and share purchase warrants had been exercised at the beginning of the period.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.  Basic and diluted earnings per share are the same for the periods presented.

Common equivalent shares (consisting of shares to be issued and shares issuable on exercise of stock options and warrants) totalling 1,237,459 (2002 – 783,334) were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2003 and 2002
Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation , the Company has accounted for employee and director (for options granted for director services) stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123.

SFAS 123 requires the use of the fair value based method of accounting for stock options.  Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  These amounts are charged to operations over the vesting period of the individual stock options.  There were no options granted to non-employees during 2003 or 2002.

Had compensation expense on options granted in 2002 been determined based on the fair value at the grant dates, as described in SFAS 123, the Company's net loss and net loss per share would have been as follows:

               2003

2002

Net loss, as reported

$(570,321)

$(153,435)

Add stock-based employee compensation

  expense included in reported net loss

-

-

Deduct total stock-based employee

  compensation expense determined

  under fair-value based methods for

  all awards

(1,282)

(1,274)

Pro-forma net loss

$(571,603)

$(154,709)

Loss per common share:

  Basic and diluted – as reported

            $(0.07)

         $(0.04)

  Basic and diluted – pro-forma

             $(0.07)

         $(0.04)

No stock options were granted in 2003. The fair value of each option granted was estimated on the 2002 date of grant using the Black-Scholes option-pricing model with the following assumptions for December 31, 2002: (1) dividend yield of 0%,
(2) expected volatility of 36%, (3) risk-free rate of 5%, and (4) expected life of five years. The weighted average fair value per share of options granted in 2002 was $0.003.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2003 and 2002
Income Taxes

The Company accounts for income taxes using the liability method.  Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates at each balance sheet date.

Deferred income tax assets also result from unused loss carry-forwards and other deductions.  The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated amount more likely than not to be realized.  Although the Company has tax loss carryforwards, there is uncertainty as to utilization prior to their expiry.  Accordingly, the deferred tax asset amounts have been fully offset by a valuation provision.

Development Stage

In September 2002, the Company acquired its Licence (Note 3) at which time it entered into the business of commercializing and developing a medical device known as the URO-Stent. The Company is considered a development stage company in accordance with SFAS No. 7 and currently operates in one business segment with all of its net assets located in Canada.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Other comprehensive income for the periods covered by these financial statements consists of foreign currency translation adjustments, which relate to investments that are permanent in nature.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable, accrued liabilities and amounts due to a stockholder approximate fair value because of the immediate or short-term maturity of these financial instruments.

Receivables

Receivables consisting of Canadian goods and services taxes (“GST”) recoverable are recorded when GST is paid. Accounts recoverable are written off if they are determined by Canadian taxation authorities to be ineligible for claim.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2003 and 2002
New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 was effective for all variable interest entities ("VIEs") created or acquired after January 31, 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004 and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this new standard is not expected to have a material effect on the Company's consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2003 and 2002
New Accounting Pronouncements	The implementation of this new standard did not have a material effect on the Company's consolidated financial statements.
Reclassifications	Certain 2002 balances have been reclassified to conform with the current year presentation.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2003 and 2002
1.	Nature of Business and Ability to Continue Operations

The Company was incorporated under The Company Act of British Columbia on August 24, 1990 and commenced operations in late 1994.  On February 5, 2003 the Company continued from British Columbia into the State of Wyoming in the United States of America.

These consolidated financial statements are prepared on a basis of accounting principles applicable to a going concern, which assume the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

At December 31, 2003, the Company has not yet generated revenue to date, has working capital deficiency of $6,069 (December 31, 2002 - $5,919) and has an accumulated deficit as at December 31, 2003 of $2,391,666 (December 31, 2002 - $1,821,345).  The Company is now in the business of commercializing and developing a medical device known as the Urethral Stent.  Previously, the Company was in the exploration stage, having interests in several mineral properties, and was in the process of determining whether its mineral properties contain sufficient mineralization to merit future development and production activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

If the Company is unable to continue as a going concern, the Company may not be able to realize its assets or satisfy its liabilities as they come due.  These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.

Management’s plans include obtaining the continued support of creditors, the development of the Urethal Stent, raising additional financing and, ultimately, positioning the Company for profitable operations.  The Company is required to fund a minimum $500,000 R&D program of the Thermal Ablation technology. (Note 7) Together with other activities slated for the next twelve months, approximately $1,000,000 in additional funds will have to be raised by the Company over the next year.  There can be no assurance that such financings will occur.

In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the Company’s current operating expenses, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such manner as the Board of Directors and management deems to be in the Company’s best interest.  This may result in the substantial reduction of the scope of existing and planned operations.

2.	Due to Stockholder
At December 31, 2003 and December 31, 2002, the amount due to a director and stockholder of the Company are non-interest bearing, due on demand and are unsecured.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2003 and 2002
3.	License

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

In consideration for entering into this agreement, the Company issued to the Licensor 4,030,079 common shares of the Company with a deemed value of approximately $4,000,000.  For financial accounting purposes these shares have been recorded at a value of $2,095,600 based on the average share price of the Company two days before and after the acquisition date.  The carrying value of the licence of $2,290,658 at December 31, 2003 ($2,084,757 at December 31, 2002) is net of accumulated amortization of $283,166 ($21,182 at December 31, 2002).

Amortization expense over the remaining estimated useful life of the licence is estimated to be approximately $237,000 per annum.
4.	Capital Stock
	a)	Private Placements

During the year ended December 31, 2003 the Company issued an aggregate of 908,250 units for net proceeds of $173,500 pursuant to a private placement.  Each unit comprised one common share and one-half share purchase warrant.  Each whole share purchase warrant entitles the holder to purchase one common share for $0.60 per share for the period from November 30, 2003 to November 30, 2004 and one common share for $1.00 per share thereafter until expiry on November 30, 2005.  At December 31, 2003, all 454,125 whole warrants were outstanding.

Included in the private placement were $22,000 of stockholder loans converted into 110,000 units and other payables of $6,000 due to the spouse of a director converted into 30,000 units. Also included in the private placement, 40,750 units were issued as a commission on the private placement issue.  No gain or loss was recognized on the settlement of debts.

During the year ended December 31, 2002 the Company issued 66,667 units for proceeds of $50,000 pursuant to a private placement.  Each unit comprised one common share and one-half share purchase warrant.  Each share purchase warrant entitled the holder to purchase one common share for $1.00 per share during the period from November 28, 2002 until November 27, 2003 and one common share for $2.00 per share during the period from November 28, 2003 to November 27, 2004.  At December 31, 2003, all 33,334 full warrants were outstanding.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2003 and 2002
4.	Capital Stock - Continued
	b)

In September 2002, the Company’s stockholders approved the adoption of the 2002 Stock Option Plan (“the Plan”).  The Plan provides for the granting of up to 2,000,000 stock options to key employees, directors and consultants, to purchase common shares of the Company.  Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond ten years (five years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock).

						Weighted
						Average
						Exercise
					Number	Price
		Balance outstanding, January 1, 2002			111,666	$5.94
		Granted			750,000	$1.80
		Expired			(111,666)	$5.94
		Balance outstanding, December 31, 2002 and 2003			750,000	$1.80
		Balance exercisable, December 31, 2003			400,000	$1.13
		Balance exercisable, December 31, 2002			175,000	$1.00
		The fair value of stock options granted in 2002 was $0.003 per option.
		The following table summarizes information about the options outstanding at December 31, 2003:
		Exercise		Remaining
		Price	Options	Contractual	Options
			Outstanding	Life	Exercisable
		$1.00	350,000	3.7 years	350,000
		$2.00	200,000	3.7 years	50,000
		$3.00	200,000	3.7 years	-
			750,000		400,000

In January 2004 the Company cancelled all 750,000 outstanding stock options and issued 1,865,000 new stock options to directors, officers and employees with an exercise price of $0.40 and an expiry date of January 30, 2009.  The new options granted vest six months from the date of grant.  The trading value of the Company’s common stock on the date of repricing was $0.26 per share.  Repricing of the employee stock options requires the option value to be measured using variable accounting whereby the intrinsic value of employee stock options is remeasured on a quarterly basis until exercised or cancelled.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2003 and 2002
4.	Capital Stock - Continued
c)

During the year ended December 31, 2002, stockholder loans totalling $178,992 were settled by the issuance of 2,237,407 common shares of the Company.  The remainder of $91,700 was forgiven in 2002 and recorded as additional paid-in capital.  No gain or loss was recognized on the settlement of debt.  During 2002, a further $59,273 was advanced and then subsequently forgiven by two stockholders of the Company.  The contributions by these stockholders has been recorded in 2002 as additional paid-in capital.

Furthermore, 556,950 common shares with a value of $69,619 were issued to settle other debts of the Company owing to a stockholder and director of the Company.  No gain or loss was recognized on the settlement of debt.

d)

On October 15, 2001, the Company’s outstanding shares were consolidated on a six to one basis.  All references to common shares, share warrants and stock options issued prior to this date have been restated to retroactively reflect the effect of the share consolidation.

e)

In 2003, in conjunction with the Company’s move to the state of Wyoming, authorized capital was increased from 100 million no par value common shares to an unlimited number of no par value common shares.

5.	Shares to be Issued

The Board of Directors approved the issuance of a total of 670,000 common stock pursuant to agreements dated in October and December 2003 with an aggregated value of $172,400 (based on the quoted market value of the Company’s common stock on the respective agreement dates) to be issued to four individuals as compensation for consulting services performed during the year ended December 31, 2003.  Included in the shares to be issued are 450,000 common shares issuable to two directors and an officer having a value of $113,000 based on the quoted market value of the Company’s common stock on the respective agreement dates.  To date, the shares have not yet been issued.

6.	Debt Forgiveness

During the year ended December 31, 2002, the Company entered into agreements with certain of its vendors who forgave liabilities totalling $14,374.  Such amount is included in the loss from discontinued operations in 2002.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2003 and 2002
7.	Commitments

On December 2, 2003 the Company entered into a Research and Development agreement to acquire an exclusive worldwide License from MDMI Technologies Inc., (“MDMI”) of Richmond, British Columbia, a company with an officer and director in common, to apply their proprietary “Thermal Ablation Technology” to augment the Company’s Urethral Stent in the treatment of Benign Prostate Hyperplasia (BPH).  It is believed that the MDMI technology may be well suited to treat this widespread condition within the aging male population.

Under the research and development agreement expiring on November 30, 2004, MDMI is to provide research and development services to the Company to re-engineer the device and take the Thermablate Technology through to animal trials.  The Company has retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company with a non-dilution provision of ten percent ownership.  The Company is committed to fund an initial budget of $500,000 with work to begin immediately. Furthermore, under the terms of the agreement, the Company will pay MDMI a royalty fee not to exceed 2.5% of established selling prices of any devices and/or technology development under the agreement.  The Research and Development agreement between the Company and MDMI will investigate possible means of integration of the MDMI Thermal Ablation Technology to medical procedures involving the use of the Company’s URO-stent in the successful treatment of BPH.  Commencement of research work in connection with this agreement had not occurred by December 31, 2003.

The first 500,000 common shares for the acquisition of the Thermablate Technology licence were issued in February 2004 and the remaining 500,000 common shares are issuable upon MDMI achieving specific milestones.  As these milestones are met, the value attributable to the second tranch of 500,000 common shares will be charged to expense.

8.	Discontinued Operations

The results of operations and cash flows and the remaining net assets of the mineral property exploration operations have been segregated in these consolidated financial statements as discontinued operations for the current period and prior periods. In connection with the acquisition of the License on September 23, 2002, the Company decided to discontinue its involvement in further mineral exploration.  On February 5, 2003, the Company disposed of its interest in the subsidiary that conducted the majority of exploration activity for $Nil proceeds to a stockholder.  The Company’s net investment in this subsidiary at the date of disposition was $Nil.  As a condition to the transfer of ownership of this subsidiary to the stockholder, any assets, rights or property deemed to be the property of this subsidiary was also transferred by the Company for no consideration.  No gain or loss was recognized on disposal of remaining net assets at or subsequent to the measurement date.

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2003 and 2002
8.	Discontinued Operations – Continued
	The Company follows SFAS No. 144 in accounting for this business disposition. Financial information relating to the Company’s mineral exploration activity is as follows:
				For the
				period from
				August 24
				1990
		For the years ended		(inception)
		December 31		to
				December 31
		2003	2002	2003
				(cumulative)
	Revenues	$-	$-	$-
	Net loss	$-	$(117,389)	$(1,785,299)
	Current assets and liabilities from discontinued operations comprise miscellaneous amounts receivable and prepaid expenses and accounts payable and accrued liabilities, respectively.

9.		Income Taxes

The provision for income taxes reported differs from the amounts computed by applying the cumulative federal and provincial/state income tax rates to the loss before tax provision due to the following:

		2003		2002
	Statutory tax rate	34%		40%
	Recovery of income taxes computed at statutory rate	$ (193,909)		$ (61,374)
	Effect of higher tax rates of foreign jurisdictions	(11,406)		-
	Non-deductible items	21,362		15,920
	Other	(6,948)		-
	Increase in valuation allowance	190,901		45,454
		$ -		$ -

Global Precision Medical, Inc. (formerly San Antonio Resources, Inc.) (A Development Stage Company) Notes to Consolidated Financial Statements (Expressed in US Dollars)
December 31, 2003 and 2002
9.	Income Taxes – Continued
	The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets are as follows:
		2003	2002
	Operating loss carry-forward	$383,473	$358,997
	License	76,441	-
	Mineral exploration expenditures	-	168,418
		459,914	527,415
	Less: valuation allowance	(459,914)	(527,415)
		$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.  Due to a strengthening Canadian dollar, the valuation allowance increased by approximately $65,000 to reflect an increase in the US dollar equivalent value of deferred tax assets.

During 2003, approximately $145,000 of Canadian losses carried forward expired reducing the valuation allowance by approximately $47,400.  At December 31, 2003, the Company had estimated losses carried forward of approximately $1,065,000 in Canada (expiring in various amounts over the period from 2004 to 2010).  Due to the Company’s change of business, approximately $720,000 of the losses carried forward are unavailable for use except against future income from mining operations.

As a result of the disposal of the Company’s US subsidiary, deferred income taxes relating to operating loss carryfowards and mineral exploration expenditures are no longer available to the Company.  The corresponding valuation allowance has been reduced for this item in the amount of approximately $276,000 accordingly.

10.	Related Party Transactions
	In addition to the related party transactions described elsewhere in these consolidated financial statements, the Company had the following related party transactions:
	a)	During the year ended December 31, 2003, the Company paid $29,361 to the Licensor (Note 3) for the purposes of continuing to develop the technology used in the Stent (2002- $14,864).
	b)	During the year ended December 31, 2003, the Company paid an officer of the Company $8,562 in consulting fees (2002 - $4,776).

Global Precision Medical Inc.
(formerly San Antonios Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2003 and 2002
10.	Related Party Transactions – Continued
	c)

During the year ended December 31, 2002 the Company issued 400,000 shares of the Company with a fair value of $40,000 (based on the quoted market price of the Company’s common stock on the agreement date) to two officers of the Company as compensation for past services.

	All related party transactions have been recorded at the amounts agreed upon by the parties.
11.	Statement of Cash Flows Information
	a)	The components of the net change in items other than cash related to current operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:
				For the period from
				August 24, 1990
		For the years ended		(inception) to
		December 31		December 31
		2003	2002	2003
Changes in non-cash working capital				(cumulative)
items:
	Receivables	$(4,310)	$-	$(4,310)
	Accounts payable	17,464	-	17,464
	Accrued liabilities	28,542	-	28,542
		$41,696	$-	$41,696
	b)	The components of the net change in items other than cash related to discontinued operations as reflected in the Consolidated Statements of Cash Flows are as follows:
				For the period from
				August 24, 1990
		For the years ended		(inception) to
		December 31		December 31 ,
		2003	2002	2003
				(cumulative)
	Loss from discontinued operations	$-	$(117,389)	$(1,785,299)
	Add items not involving cash:
	Amortization	-	548	15,399
	Debt forgiveness	-	(14,374)	(14,374)
	Writedown of assets	-	4,146	4,146
	Non-cash stock compensation	-	40,000	40,000
	Changes in non-cash working capital
	Items	(12,135)	39,809	72,974
		$(12,135)	$(47,260)	$(1,667,154)

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 4, 2004, the Company changed their principal independent accountants from Deloitte Touche LLP (“Deloitte”), Chartered Accountants, of Vancouver, British Columbia, to BDO Dunwoody LLP (“BDO”), Chartered Accountants, of Vancouver, British Columbia, who have been engaged as the Company’s principal independent accountants for the fiscal year ended December 31, 2003.  Deloitte had been the principal independent accountant of the Company since 1997.

Deloitte issued an unqualified opinion on the Company’s consolidated financial statements for the year ended December 31, 2002 in their report dated July 4, 2003.  However, additional paragraphs were included in their comments on Canada-United States of America reporting differences explaining that the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, and that the Company had changed its accounting policy , under Canadian generally accepted accounting principles, with respect to stock-based compensation and other stock-based payments.

The change of principal independent accountants from Deloitte to BDO was recommended by the Company’s Audit Committee to the Board of Directors.

The Board of Directors approved the appointment of BDO as independent accountants for the fiscal year ending December 31, 2004.  Although shareholder approval of the appointment of BDO Dunwoody LLP as the Company's auditors is not required, the Board of Directors requests approval by the shareholders.  In the event the appointment should not be approved by the shareholders, the Board of Directors will make another appointment to be effective at the earliest possible time.

There were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of such a disagreement in this report.

ITEM 8A.

CONTROLS AND PROCEDURES

As of December 31, 2003, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company’s directors and executive officers as of the date of this report:

Name and Position	Age	Director of the Company Since	Other Offices Held (2)
SEMPLE, Lindsay (1)	60	September 23, 2002	Chief Executive Officer
ELLIOTT, James (1)	46	September 23, 2002	Chief Technology Officer
WEISS, Boris (1)	40	September 23, 2002	-
LEDDING, Gregory	57	January 16, 2004	-

(1)

Member of the Audit Committee

(2)

All officers were appointed September 23, 2002.

The following sets out the principal occupation, past five years’ business experience and other directorships held by each of the directors and executive officers of the Company:

•

Lindsay Semple (M.A. Econ.) is in charge of the day-to-day operations of the Company.  Mr. Semple has been engaged in the development and financing of a number of Vancouver-based companies in the resource industry.  He was the Managing Director, President and Secretary of PNG Hardwoods Inc., a private company, from June 1998 to October 2001; and arranged for the financing and construction of a downstream hardwood sawmilling plant in Papua, New Guinea.  He was Director of Minera Rayrock Inc. (TSE), from May 1993 to June 1998 during which time the Ivan/Zar copper mine was put into production in Chile.

In February 2002 Mr. Semple arranged the settlement for outstanding trade, professional and bank debts owed by San Antonios Resources Inc. and supervised bringing current all Corporate and Regulatory Requirements of San Antonios Resources Inc., including, but not limited to, Accounting and Auditing for the year ending December 31, 2001.  The 2001 Annual Report was filed by way of a Form 20-F and Tax Returns for San Antonios Resources Inc. covering 1999, 2000 and 2001 were prepared and submitted.

In September 2002 Mr. Semple arranged for a change of business direction of San Antonios Resources Inc. away from mining into the Medical Device industry.  On September 23, 2002 he became a director and Chief Executive Officer of the Company.  He has retained those positions to the present.

 •

James Elliott, director and Chief Technology Officer of the Company, holds a B.Sc. (University of British Columbia) and a B.A.Sc. in Bio-Resource Engineering and Masters of Engineering Science in Materials Engineering (University of Western Ontario).  He has extensive knowledge in the medical device industry and the intricacies of the regulatory approval process.  He has been Chairman, President and CEO of MDMI Technologies Inc. and Thermal Ablation Technologies Canada Ltd., both private medical research and development companies, since April 1998. From April 1994 to February 1998, Mr. Elliott was the Director/Officer of the Canadian operations of Arterial Vascular Engineering Inc. a medical device company that was acquired by Medtronic, Inc.

•

Boris Weiss, a director of the Company, has been President and Director of Advanced Mapping Group Ltd. (“AMG”), a private resource management, investment and consulting firm servicing a number of North and South American companies since July 1997. From April 1998 to June 2002, Mr. Weiss was employed on a contract basis as director of business development and marketing for UTAR Scientific Inc., a private technologies research and development firm through AMG Ltd.  Since July 1998, Mr. Weiss has been Secretary and Vice President of Virgin Forestal Parks Inc., a private firm specializing in business development, marketing and sales; and since May 1990, he has been President and Secretary of Western High Tech Ltd., a private management, business development, marketing and sales firm.

•

Gregory Ledding, (LLB, BSc, CFP), a director of the Company, has been President of Vanmont Insurance Services Ltd. since September 1982.

The Audit Committee does not currently have an “audit committee financial expert.”  The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.

Under Section 16 of the Securities Exchange Act 1934, the Company’s directors and executive officers and persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission by specified due dates.  Based solely on a review of copies of such forms, or written representations of such persons, to the Company’s knowledge all of these filing requirements were satisfied, with the exception of the following directors, officers or 10% shareholders, who failed to file required forms in a timely manner:

		No. of forms not filed in a timely manner
Name	Director, Officer or 10% Shareholder	Form 3	Form 4	Number of transactions reported late or not reported
James Elliott	Director & Chief Technology Officer	-	1	1
Gregory Ledding	Director	1	-	1
Lindsay Semple	Director & Chief Executive Officer	-	2	2
Boris Weiss	Director	-	1	1

With the exception of James Elliott the required filings have now been made .

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Company, for the years ended December 31, 2003, 2002 and 2001 to the Company's Named Executive Officers.

Named Executive Officers are all individuals serving as the Company’s Chief Executive Officer (“CEO”) or acting in a similar capacity during the last completed fiscal year, regardless of compensation level.

Summary Compensation Table

Name and Principal Position	Annual Compensation			Long-Term Compensation			All Other Compen-sation ($)
				Awards		Payouts
	Year (2)	Salary ($)	Bonus ($)	Restricted Shares or Restricted Share Units ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Lindsay Semple (1) CEO	2003 2002	Nil Nil	Nil Nil	Nil 10,000(3)	Nil 25,000 (4)	Nil Nil	Nil Nil
Antonios Kripotos (5)	2002 2001	75,000 (6) 6,000 (6)	Nil Nil	Nil Nil	570,000 (7) 570,000	Nil Nil	Nil Nil

(1)

Mr. Semple became a director and CEO of the Company effective September 23, 2002.

(2)

Fiscal year ended December 31.

(3)  Mr. Semple was awarded 100,000 common shares at a price of $0.10 per share

(4)

Subsequent to the fiscal year ended December 31, 2003, these options were canceled (see Stock Option Plan Information below) and new options granted.

(5)

Mr. Kripotos served as President, a director and CEO of the Company until September 23, 2002.

(6)

Mr. Kripotos subsequently forgave payments owed by the Company of $75,000 and $6,000 in salary in 2002 and 2001, respectively.

(7)

The stock options expired June 6, 2002.

No executive officer received cash compensation in excess of $100,000 during the fiscal year s ended December 31, 2003, 2002 or 2001.

The Company has no employment agreements with its Executive Officers, but does have consultancy agreements with Lindsay Semple, Chief Executive Officer and James Elliott, Chief Technology Officer, described below under Certain Relationships and Related Party Transactions , Management Relationships .

AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The Named Executive Officer(s) did not exercise any options during the most recently completed fiscal year ended December 31, 2003.

Name	Securities Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at 12/31/03 Exercisable/Unexercisable (#)	Value of Unexercised in-the-Money Options/SARs at 12/31/03 Exercisable/Unexercisable ($)
Lindsay Semple, CEO	0	0	25,000/0 (2)	$0/$0 (1)

(1)

The difference between fair market value of the Company’s Common Stock at the fiscal year end December 31, 2003 and the exercise price.  An option is in-the-money if the exercise price per share is less than the market value per share.  The option exercise price of $1.00 did not exceed the trading price of the Company’s Common Stock during the fiscal year ended December 31, 2003.

(2)

Subsequent to the fiscal year ended December 31, 2003, these options were canceled (see Stock Option Plan Information , Stock Option , below) and new options granted.

There were no stock option grants during the year ended December 31, 2003 .

STOCK OPTION PLAN INFORMATION

2002 Stock Option Plan

On August 28, 2002 the Board of Directors of the Company authorized the approval of the 2002 Stock Option Plan covering options to acquire up to 2,000,000 shares of Common Stock (the “Plan”).  The shareholders approved the Plan at the annual meeting held on September 23, 2002.

The Plan provides for the granting of stock options, including Incentive Stock Options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and Non-Statutory Stock Options ("NSOs").  A Nonqualified Stock Option is a stock option that is not an Incentive Stock Option.  The term option used herein shall refer to Incentive Stock Options and Nonqualified Stock Options, collectively.

The Plan allows the Board of Directors, or a committee thereof at the Board's discretion (the “Board”), to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates “(Participant”).  An aggregate of 2,000,000 shares of Common Shares has been reserved for issuance upon exercise of the options granted under the Plan.  Pursuant to the Plan:

ISOs .  The per share price to be paid by the Participant at the time an ISO is exercised shall be determined by the Board, in its discretion, at the date of grant and shall be set forth in the Option Agreement; provided, however, that such price shall not be less than (i) 100% of the Fair Market Value of one (1) Share on the date the Option is granted, or (ii) 110% of the Fair Market Value of one (1) Share on the date the Option is granted if, at that time the Option is granted, the Participant owns, directly or indirectly (as determined pursuant to Section 424(d) of the Code), more than 10% of the total combined voting power of all classes of stock of the Company (or any parent or subsidiary corporation of the Company).

The period during which an ISO may be exercised shall be fixed by the Board in its sole discretion at the time such Option is granted; provided, however, that in no event shall such period exceed 10 years from its date of grant or, in the case of a Participant who owns, directly or indirectly (as determined pursuant to Section 424(d) of the Code), more than 10% of the total combined voting power of all classes of stock of the Company (or any parent or subsidiary of the Company), 5 years from its date of grant.

NSOs .  The per share price to be paid by the Participant at the time an NSO is exercised shall be determined by the Board, in its sole discretion.

The period during which an NSO may be exercised shall be fixed by the Board in its sole discretion at its date of grant; provided, however, that in no event shall such period exceed 10 years and one month from its date of grant.

The Board may suspend, terminate or amend the Plan at any time, provided, however, that Shareholder approval is required if and to the extent the Board determines that such approval is appropriate for purposes of satisfying Section 422 of the Code or Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.  The Plan shall terminate at midnight (local Vancouver time) on June 26, 2012, and may be terminated prior thereto by Board action, and no Option shall be granted after such termination.  Notwithstanding the foregoing, no ISOs shall be granted after the expiration of 10 years from the earlier of the date of adoption of the Plan or the date of Shareholder approval.  Options outstanding at Plan termination may continue to be exercised in accordance with their terms.

Stock Options

Under the provisions of the Plan, on September 23, 2002, the Board of Directors granted 750,000 options exercisable at a price of $1.00 per share at any time on or before September 23, 2007.  Of these options, 700,000 were granted to directors (excluding those granted to the Named Executive Officer who is also a director) of the Company and 25,000 to the Named Executive Officer.  The Plan was ratified by the shareholders of the Company at the annual general meeting held September 23, 2002.

As at December 31, 2003, details of our equity compensation plans are as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	750,000	$1.80	1,250,000

Equity compensation plans not approved by security holders	None	N/A	N/A
Total	750,000	$1800	1,250,000

Subsequent to the fiscal year ended December 31, 2003, the 750,000 options shown in the previous table were canceled.  On January 30, 2004, 1,865,000 options were granted under the Plan, exercisable at $0.40 per share until January 30, 2009, and will become fully vested July 30, 2004.  Of these options, 1,100,000 were granted to directors (excluding those granted to the Named Executive Officer who is also a director) of the Company and 525,000 to the Named Executive Officer.  On June 1, 2004, 125,000 options to a former director were canceled. The following options are outstanding as of July 1, 2004 :

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,740,000	$0.40	260,000

Equity compensation plans not approved by security holders	None	N/A	N/A
Total	1,740,000	$0.40	260,000

COMPENSATION OF DIRECTORS

The Company has never compensated its directors for attending meetings.

The Board of Directors of the Company has awarded stock options to acquire Common Stock of the Company to its directors in recognition of services (Stock Option Plan Information, Stock Options, above). The Company did not re-price downward any stock options held by any of its directors during the fiscal year ended December 31, 2003.  In January 2004, the Company canceled all stock options previously granted and granted new options at a lower exercise price (Stock Option Plan Information, Stock Options, above).

Other than consultancy agreements between the Company and each of Lindsay Semple, director and Chief Executive Officer; James Elliott, director and Chief Technology Officer; and Gregory Ledding, director, described below under Certain Relationships and Related Party Transactions, Management Relationships, no other consulting contracts have been entered into in consideration of any director’s service on the Board. There are no employment contracts, termination of employment agreements, or change-in-control arrangements with any director.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information with respect to the beneficial ownership of common stock, as of July 1 , 2004, by (a) each person who is known by the Company to be the beneficial owner(s) of more than 5% of the outstanding shares of common stock, (b) each director or director nominee of the Company, (c) each of the executive officers of the Company named in the Executive Compensation, Summary Compensation Table , below, and (d) all directors, director nominees and executive officers of the Company as a group.

Persons that have the right to acquire, within 60 days of the date hereof, any shares in the Company’s Common Stock through the exercise of any option, warrant or right, or otherwise, are shown in the following table.  The directors and officers had been granted stock options in September 2002, but they were canceled effective January 30, 2004 (see Executive Compensation, Stock Options).  New options were granted in January 2004 and will become fully vested July 30, 2004 (see Executive Compensation, Stock Options).

The Company has no subsidiaries and, therefore, no officer or director of the Company owned any stock in any subsidiary of the Company as of July 1 , 2004.

Name and Address of Beneficial Owner	Designation or Positions Held	Amount and Nature of Beneficial Ownership	Percent of Class
GOGNIAT, Ilona M. (1) 3784 Feurtersoey Switzerland	5%+ Shareholder	2,008,345	21.1%
GLOBAL MEDICAL SCIENCES LTD. Whitepark House Whitepark Road Bridgetown, Barbados	5%+ Shareholder	3,352,071 (2)	35.2%
ZERROUK , Dr. A. Faouzi 3500 Granville Avenue West Terra Nova Richmond, BC V7C 1C9	Beneficial owner of common shares held by Global Medical Sciences Ltd.	2,639,053 (2) (3)	27.3%
CODERRE, Michel 1620 Sherbrooke St. W Suites C and D Montreal, Que H3H 1C9	Beneficial owner of common Shares held by Global Medical Sciences Ltd.	838,018 (2)	8.8%
MDMI Technologies Inc. ( [4] ) 12051 Horseshoe Way, # 115 Richmond, BC V7A 4V4	5% Shareholder	500,000	5.2%
SEMPLE, Lindsay #536 – 1489 Marine Drive W. Vancouver, BC V7T 1B8	Director ( [5] ) Chief Executive Officer ( [6] )	733,332 ( [7] )	7.6%
ELLIOTT, James R. ( [8] ) 12051 Horseshoe Way, # 115 Richmond, BC V7A 4V4	Director ( [5] ) Chief Technology Officer	747,500 ( [9] ) (1 [2] )	7.4%
WEISS, Boris 1541 Ross Road N. Vancouver, BC V7J 1V5	Director (4)	327,708 ( [10] )	3.4%
LEDDING, Gregory 1360 Camwell Drive W. Vancouver, BC V7S 2M5	Director (4)	766,125 ( [1] 0)(1 [2] )	7.7%
All current directors, nominees for director and executive officers as a group ( 4 persons)		2,574,665	23.1%

(1)

I. Gogniat is a sibling of Lindsay Semple, director and CEO of the Company.

(2)

Of this amount, Dr. A. Faouzi Zerrouk, a former director of the Company from September 23, 2002 to January 16, 2004, and Chairman of Global Medical Sciences Ltd., beneficially owns 2,514,053 common shares, and Michel Coderre, former Chairman, President and a director of the Company from September 23, 2002 to June 1, 2004 , and President, CEO and a director of Global Medical Sciences Ltd., beneficially owns 838,018 common shares.

(3)

Dr. Zerrouk holds 125,000 stock options exercisable at $0.40 per share.

(4)

James R. Elliot, Chief Technology Officer and a Director of the Company, is also President, CEO and a director of MDMI Technologies Inc.  However, Mr. Elliot disclaims beneficial ownership of the shares held by MDMI Technologies Inc.   Under an agreement entered into between the Company and MDMI Technologies Inc. (“MDMI”) on December 2, 2003, the Company is obliged to issue a further 500,000 common shares of the Company to MDMI.

(5)

Nominee as Director.

(6)

Named Executive Officer.

(7)

Of this amount, Mr. Semple’s spouse owns 58,666 common shares and 15,000 warrants exercisable into common shares of the Company at $0.60 per warrant and Mr. Semple holds 134,666 common shares and 525,000 stock options exercisable at $0.40 per share.

(8)

James R. Elliot, a current director and nominee for director, is also President, CEO and a director of MDMI Technologies Inc.

(9)

Of this amount, Mr. Elliott owns 200,000 common shares and 525,000 stock options exercisable at $0.40 per share and his spouse owns 15,000 common shares and holds 7,500 warrants exercisable into common shares of the Company at $0.60 per warrant.

(10)

Of this amount Mr. Weiss beneficially owns 202,708 common shares through Advanced Mapping Group Ltd., which company has sole voting and dispositive power over said common shares and for which Mr. Weiss serves as President and a director ; and has 125,000 stock options exercisable at $0.40 per share.

(1 1 )

Of this amount, 125,000 common shares and 62,500 warrants exercisable into common shares of the Company at $0.60 per warrant are owned by Mr. Ledding’s spouse and Mr. Ledding holds 235,750 common shares, 17,875 warrants exercisable into common shares of the Company at $0.60 per warrant and 325,000 stock options exercisable at $0.40 per share .

(1 2 ) Effective October 27, 2003, the Company entered into a consultancy agreement with each of James Elliott, director and Chief Technology Officer, and Gregory Ledding, director.  Each is to receive 200,000 common shares in the Common Stock of the Company for services that have been performed or completed.  The common shares have yet to be issued.

There is no arrangement known to the Company, the operation of which may at a subsequent date result in a change of control of the Company .

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes the transactions during the past two years, or proposed transactions in excess of $60,000, to which the Company was or is to be a party in which any director, executive officer, nominee for election as a director, 5% or greater shareholder or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

Fiscal year ended December 31,	Name of person	Relationship to Company	Nature of transaction	Amount of transaction
2002	Antonios Kripotos	President (1) and director	Forgiveness of stockholder advance	$91,700
2002	Antonios Kripotos	President (1) and director	Exchanged stockholder advance for common stock of the Company	$178,992

Note 1

Antonios Kripotos resigned as President and director of the Company September 23, 2002 .

Management Relationships

On August 27, 2002, the Company entered into a consulting agreement with Lindsay Semple, Chief Executive Officer and a director of the Company,  to assist the Company in negotiating debt settlement agreements with outstanding and overdue bills payable to prepare the way for the accounting to be brought current, to conduct a search for a joint venture partner for its mineral properties, or find another direction as to the type of business in which the Company could become involved, bring the parties together and produce the necessary regulatory filings and documentation to reorganize and to effect the change of business, name and management, thereby enhancing shareholder value.  These services were paid for by the issuance of 100,000 shares (valued at $10,000 based on the quoted market price of our common stock on the date of issuance) which were registered under the Securities Act of 1933 in a Form S-8 registration statement.

Effective October 27, 2003, the Company entered into a consultancy agreement with each of James Elliott, director and Chief Technology Officer, and Gregory Ledding, director.  Each is to receive 200,000 shares in the Common Stock of the Company for services that have been performed or completed.  The shares shall be issued pursuant to and shall be subject to the filing and effectiveness of a Registration Statement on Form S-8 covering the shares with the Securities and Exchange Commission.  The common shares issuable under these agreements have not yet been issued.

The Company entered into a consultancy agreement with Lindsay Semple, effective March 1, 2004 to March 1, 2006, to provide services consistent with that of the Chief Executive Officer in overseeing the day-to-day operations of the Company, and to execute the go-forward plan to commercialize the URO-Stent in the World’s important medical markets; to oversee corporate and securities compliance and disclosure to the Board of Directors and to the Public; and to perform such other consultative services as may from time to time be agreed upon between the parties.  Under the terms of the consultancy agreement, Mr. Semple will be paid a monthly fee of Cdn$6,000 and will reimburse Mr. Semple for reasonable expenses incurred in the execution of his duties as Chief Executive Officer.  In the event the Company is unable to pay the monthly fee, the debt is to be accrued and at the end of each three-month period the Company is to exchange shares for debt at the last private placement price less 10%.

Related Party Transactions

On August 27, 2002, the Company entered into a consulting agreement with Ilona M. Gogniat, a greater than 5% shareholder of the Company and a sibling of Lindsay Semple, to assist the Company in satisfying debt settlement agreements that had been negotiated with respect to outstanding and overdue bills payable by the Company, to assist in effecting a change of business and management, thereby enhancing shareholder value.  These services were paid for by the issuance of 100,000 shares which were registered under the Securities Act of 1933 in a Form S-8 Registration Statement. Also in August 2002, Ms. Gogniat advanced $50,000 to the Company, which amount she subsequently forgave together with $9,273 already outstanding to her. Ms. Gogniat is currently the beneficial owner of 2,008,345 common shares of the Company.

Jacqueline A. Semple, the spouse of Lindsay Semple, a director and Chief Executive Officer of the Company, has supplied office space, full dedicated internet service, computers and equipment to the Company since September 2002.  To satisfy the debt owed to Mrs. Semple in the amount of $6,000 for these expenses through December 31, 2003, the Board of Directors approved the issuance to Mrs. Semple of 30,000 units as part of the private placement completed in 2003.  Each Unit consisted of 1 common share and 1 share purchase warrant, such that two warrants permit the Unit holder to purchase one common share in the capital stock of the Company for a period of 2 years at US$0.60 during the first year or at US$1.00 in the second year.

Gregory Ledding, who was appointed a director of the Company on January 16, 2004, received 7,150 Units of the December 2003 private placement as commission for the private placement.  Each Unit consisted of 1 common share and 1 share purchase warrant, such that two warrants permit the Unit holder to purchase one common share in the capital stock of the Company for a period of 2 years at US$0.60 during the first year or at US$1.00 in the second year.

On September 23, 2002, the Company entered into an exclusive worldwide Technology License Agreement with Global Medical Sciences Ltd. (“GMS”) to commercialize and further develop the medical device technology known as the URO-Stent (the “ License ”).  The License was granted to the Company in consideration of the issuance by the Company of 4,030,079 restricted Common Shares of the Company with a deemed value of $4,000,000.  For financial accounting purposes, these shares have been recorded at a value of $2,095,600 based on an average share price of the Company two days before and after the acquisition of the License .  GMS currently owns approximately 35.2% of the Company’s outstanding stock and Michel Coderre, former Chairman, President and a directo r of the Company from September 23, 2002 to June 1, 2004 , is also President and CEO of GMS.  GMS is owned by Michel Coderre and Dr. A. Faouzi Zerrouk, a former director of the Company.  Previous to the License Agreement, GMS was not related to the Company.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

Exhibit No. per Item 601 of Regul - ation SB	Former - ly filed as Exhibit No.	The following documents were filed previously in the Company’s Form 20-F/A – Amendment No. 2, Registration Statement
3.1	1.01	Certificate of Incorporation in British Columbia and Memorandum of the Company
3.2	1.02	Articles of the Company

10.1	4.01	Option to Purchase Agreement dated February 3, 1997 among the Subsidiary, Jerry Stocks, James Bright and Richard Hillberg relating to the Pavlak Claims
10.2	4.02

Option to Purchase Agreement dated February 2, 1997 among the Subsidiary, James Bright, Debbie Brown and Harvey Bellm relating to the Bluster Mine and Big Ledge Claims as amended on August 24, 1998 and on September 28, 1999

10.3	4.03	Employment Agreement dated September 21, 1999 between the Company and Antonios Kripotos
10.4	4.04

Settlement Agreement effective July 14, 1999, to which is attached a mining agreement between the Subsidiary and John D. Bernt relating to the parties’ rights and obligations in respect of certain unpatented mining claims

10.5	4.05	Mining Agreement effective July 14, 1999 between the Subsidiary and John D. Bernt
10.6	4.06

Mining Lease and Option to Purchase Agreement effective November 1, 1998 between the Subsidiary and the Board of Regents of the University Community College System of Nevada relating to the Pick and Shovel Option

		The documents were filed previously in the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2000
10.7	4.07

Amending Agreement dated September 30, 2000 to the Option to Purchase Agreement dated February 3, 1997, among the Subsidiary, James Bright, Debbie Brown and Harvey Bellm relating to the Bluster Mine and Big Ledge Claims, as amended on August 24, 1998 and on September 28, 1999

10.8	4.08

Amending Agreement dated February 3, 2001 to the Option to Purchase Agreement dated February 3, 1997, among the Subsidiary, James Bright, Debbie Brown and Harvey Bellm relating to the Bluster Mine and Big Ledge Claims, as amended on August 24, 1998, on September 28, 1999 and September 30, 2000

10.9	4.09	1999 Combined Incentive and Nonqualified Stock Option Plan

		The following documents were filed previously in the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2001
10.10	4.10	Form 20, Report of Exempt Distribution, of 20,000 stock options granted to Linda Holmes on March 19, 2001
10.11	4.11	Quitclaim of Unpatented Mining Claims to John D. Bernt - December 2001 (SH and OR Claims)
10.12	4.12	Release of Mining Agreement between the Company and John D. Bernt, with respect to dropping the Bernt Claims – December 2001
10.13	4.13	Memorandum of Assignment of Mining Lease and Option to Purchase Agreement for the Pick and Shovel Claims to John D. Bernt – December 2001
10.14	4.14	Quitclaim dated January 16, 2002, with respect to the Big Ledge/Bluster claim group, from the Company to James Bright, Debbie Brown and Harvey Bellm
10.15	4.15	Quitclaim dated January 16, 2002, with respect to the Pavlak claims, from the Company to Jerry Stocks, James Bright, and Estate of Richard Hillberg

Exhibit No. per Item 601 of Regul - ation SB	Former - ly filed as Exhibit No.	The following documents were filed in the Company’s Annual Report on Form 20-F for the year ended December 31, 2002.
3.2	1.03	Certificate of Name Change from San Antonios Resources Inc. to Global Precision Medical Inc., dated October 15, 2002
3.4	1.04	Certificate of Continuance from British Columbia into Wyoming, dated February 5, 2003
3.5	1.05	BC Registrar’s final authorization of continuation into Wyoming, effective February 5, 2003

10.16	4.16	Debt Waiver Agreement between the Company and Antonios Kripotos dated July 2, 2002.
10.17	4.17	Form of Debt Settlement Agreement between the Company and each of I. Gogniat and T. Ma, dated August 27, 2002
10.18	4.18	Form of Consultant Compensation Agreement between the Company and each of I. Gogniat and Lindsay Semple, dated August 27, 2002
10.19	4.19	Letter of Intent between the Company and Global Medical Sciences Ltd. dated August 28, 2002 granting the License to the Company
10.20	4.20	License and Joint Product Development Agreement between the Company and Global Medical Sciences Ltd. dated September 23, 2002 granting the License to the Company
10.21	4.21	Assignment of Rights to the License from the Company to its wholly-owned subsidiary, San Antonios Resources (USA) Inc., dated September 23, 2002
10.22	4.22

Form of Combined Incentive and Nonqualified Stock Option Agreement, dated September 23, 2002, between the Company and: Michel Coderre, Linda Holmes, Lindsay Semple, Boris Weiss and Dr. A. Faouzi Zerrouk

10.23	4.23	Form of Combined Incentive and Nonqualified Stock Option Agreement, dated September 23, 2002, between the Company and James Elliott
10.24	4.24	2002 Combined Incentive and Non-Qualified Stock Option Plan
10.25	4.25	Form of Subscription Agreement between T. Ma and the Company, dated November 28, 2002 for 66,667 Units @ US$0.75
10.26	4.26	Form of Warrant Certificate between the Company and T. Ma dated December 6, 2002
10.27	4.27	Form of Consulting Agreement between the Company and Robert Tomjlenovic dated October 3, 2002.
10.28	4.28	Report of Exempt Distribution, British Columbia Securities Commission Report on Form 45-902F, dated January 31, 2003
10.29	4.29	Transfer of Global Precision Medical (USA) to A. Kripotos and Relinquishment of Assets, Rights or Property held by Global Precision Medical (USA) Inc. dated February 5, 2003

10 - KSB Exhibit No.	The following documents are filed herewith in this Annual Report on Form 10 - KSB for the year ended December 31, 2003

4.1

Form of Subscription Agreement between the Company and 524687 B.C. Ltd., Myrna Everest, Borys Flak, Thomas A. Dickson, Robin Caldwell, Douglass B. Yackel, Jacqueline A. Semple, Carolyn E. Ledding, Dianne E. Hastings, James Burchill, Casey Sarter, John L. Heroux, Reagan T. Kehoe, Erwin Born, Scott C. Kehoe, Andre Yackel, Jennifer Huggins, Vance Minosky, Leonard T. Doust, Thomas B. Doust, Bruce A. Katz, Czeslawa Abldzewicz, George Angelomatis, Greg Ledding and Calvin Ross , dated November 30, 2003

4.2

Form of Warrant Certificate Series “B” between the Company and Myrna Everest, Borys Flak, Thomas A. Dickson, Robin Caldwell, Douglass B. Yackel, Jacqueline A. Semple, Carolyn E. Ledding, Dianne E. Hastings, James Burchill, Casey Sarter, John L. Heroux, Reagan T. Kehoe, Erwin Born, Scott C. Kehoe, Andre Yackel, Jennifer Huggins, Vance Minosky, Leonard T. Doust, Thomas B. Doust, Bruce A. Katz, Czeslawa Abldzewicz, George Angelomatis, Greg Ledding and Calvin Ross, dated December 11, 2003

4.3

Form of Stock Option Agreement dated January 30, 2004, between the Company and Michel Coderre, James Elliott, Linda Holmes, Gregory Ledding, Lindsay Semple, Boris Weiss, Ellen Dearnley and Faouzi Zerrouk

10.1	Consortium Letter of Understanding between the Company and Global Medical Sciences Limited , MDMI Technologies Inc. and Minimal Invasive Technology Ltd., dated August 1, 2003
10.2

Amendment dated December 2, 2003, to the License Agreement between the Company and MDMI Technologies Inc., granting an exclusive worldwide License to the Company to apply MDMI Technologies Inc.’s proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of Benign Prostate Hyperplasia

10.3	Consulting Agreement between the Company and James Elliot, dated October 27, 200 3
10.4	Consulting Agreement between the Company and Gregory Ledding, dated October 27, 200 3
10 .5	Consulting Agreement between the Company and Linda Holmes, dated February 1, 2004
10. 6	Consulting Agreement between the Company and Ellen Dearnley, dated January 30 , 2004
10. 7	Services Agreement between the Company and Faouzi Zerrouk, dated April 1 4 , 2004
10.8	Consulting Agreement between the Company and Lindsay Semple, dated March 1, 2004

16.1	Letter on Change of Certifying Accountant (Deloitte Touche LLP) dated March 8, 2004, as previously filed as Exhibit 16.1 on Form 8-K, March 11, 2004.

31.1

Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant t o Rule 13a-14 o r 15d-14 of The Securities Exchange Act o f 1934,as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

The following reports on Form 8-K were filed during the fourth quarter of 2003:

Date Filed with SEC	Items Reported
November 5, 2003	The Company announced that on October 28, 2003, the Russian Ministry of Health approved the Company’s URO-Stent for mass-production and sale in Russia.
November 17, 2003

The Company announced that it negotiated a private placement of units at a price of US$0.20 per unit, for an aggregate of up to US$350,000 (the “Units”).  Each Unit consists of 1 common share and 1 share purchase warrant, such that two warrants permit the Unit holder to purchase one common share in the capital stock of the Company for a period of 2 years at US$0.60 during the first year or at US$1.00 in the second year (the “Warrants”).  The Units are being purchased from the Company and issued by the Company’s treasury pursuant to Rule 903 of Regulation S. The common shares and any shares issued pursuant to the exercise of the Warrants are subject to a hold period of not less than one year from the closing date

December 2, 2003

The Company announced that it entered into a Research & Development Agreement to acquire an exclusive worldwide license from MDMI Technologies Inc. (“MDMI”) to apply their proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of Benign Prostate Hyperplasia, a non-cancerous enlargement of the prostate.  Under the agreement Global retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 of its common shares to MDMI and the Company is to fund an initial budget of $500,000 for MDMI to take the Thermablate technology through to animal trials.

The following reports on Form 8-K were filed subsequent to the fiscal year ended December 31, 2004:

Date Filed with SEC	Items Reported
February 17, 2004

The Company announced it entered into an engagement letter pursuant to which Global Securities Corporation is to act as the Company’s agent with respect to a prospectus offering of the Company’s securities to raise up to $1,500,000 under a unit offering consisting of one common share and one share purchase warrant.  The warrant to be exercisable for two years with the unit price and warrant strike price to be negotiated.  An Agent’s fee of $25,000, Agent’s commission (10% payable in cash or units at the offering price for two years from closing) are payable.  The offering is to be completed in conjunction with the Company’s application for listing on the TSX Venture Exchange.  The Company also announced that Dr. Faouzi Zerrouk resigned from the Board of Directors of the Company, but was appointed to the Company’s Scientific Advisory Board.  Gregory Ledding was appointed to the Board of Directors.  Completion of a private placement as announced November 17, 2004, was announced.

March 11, 2004	The Company announced March 8, 2004 the change of Auditors from Deloitte & Touche LLP to BDO Dunwoody LLP, Chartered Accountants. There were no disagreements with Deloitte & Touche LLP.

Date Filed with SEC	Items Reported
June 10, 2004

The Company announced that Michel Coderre resigned as Chairman, President and a director of the Company and that the seat on the Board of Directors would be left vacant until the next annual meeting.  The Company further announced a private placement of up to 2,500,000 to raise up to $125,000, which funds will be used for  filings and patent applications for the URO-Stent to preserve the Company’s rights under the Licence and Joint Product Development Agreement.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Year ended December 31	Fees for audit of annual financial statements		Fees for review of quarterly financial statements
	$CDN	$US	$CDN	$US
2003	(1)	(1)	$19,400	$13,800
2002	21,000	13,400	nil (2)	nil (2)

Note 1

December 31, 2003 audit fees are expected to be approximately CDN$30,000 to CDN $35,000 (US$23,200 to US$27,100)

Note 2

The Company was not required to have its quarterly financial statements reviewed by its external auditor in 2002 as it was a Foreign Private Issuer and filed its annual report on Form 20-F.

Audit-Related Fees

None.

Tax Fees

Year ended December 31	Fees for audit of annual financial statements		Fees for review of quarterly financial statements
	$CDN	$US	$CDN	$US
2003	Note 1	Note 1	nil	nil
2002	nil	nil	nil	nil

Note 1

Preparation of the Company’s corporate tax returns for year ended December 31, 2003 is currently underway; the fees are expected to be approximately CDN$4,500 (US$3,500)

All Other fees

None.

Audit Committee Prior Approval Policies

The Company’s Audit Committee Charter provides that the audit committee must pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services.  The Company’s Audit Committee has not established any policies or procedures other than those required by SEC rules on auditor independence.  No non-audit services were provided by the Company's principal independent accountants in 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL PRECISION MEDICAL INC.

By:

/s/ Lindsay Semple

Name:

Lindsay Semple

Title:

Chief Executive Officer

Date:

July 13 , 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each individual whose signature appears below hereby designates and appoints Lindsay Semple as such person's true and lawful attorney-in-fact and agent (the "Attorney-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as the Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto the Attorney-in-Fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that the Attorney-in-Fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

By:

/s/ Lindsay Semple

July 13 , 2004

Title:

Chief Executive Officer, Acting Chief Financial Officer and Director

By:

/s/ James Elliott

July 13 , 2004

Title:

Director

By:

/s/ Gregory Ledding

July 13 , 2004

Title:

Director

By:

/s/ Boris Weiss

July 13 , 2004

Title:

Director