Form 10QSB
period 2004-03-31
GLOBAL PRECISION MEDICAL INC
filed 2004-08-17
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

(X)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

(   )

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________

to  ________

GLOBAL PRECISION MEDICAL INC.

(Exact name of small business issuer as specified in its charter)

           WYOMING

         98-0418148

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

Yes   X   No

As of August 16, 2004, 9,535,075 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X

 PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Balance Sheets
(Expressed in US Dollars)
	March 31, 2004	December 31, 2003
	(Unaudited)

ASSETS

CURRENT
Cash	$ 3,805	$ 37,029
Receivables	9,165	6,530
Prepaid expenses	7,105	1,019
TOTAL CURRENT ASSETS	20,075	44,578
LICENCE (NOTE 5)	2,226,313	2,290,658
TOTAL ASSETS	$ 2,246,388	$ 2,335,236

Liabilities and Stockholders’ Equity

LIABILITIES

Current
Accounts payable	$ 52,853	$ 18,938
Accrued liabilities	13,802	30,951
Due to stockholder (Note 6)	4,884	758
TOTAL LIABILITIES	71,539	50,647
Stockholders’ Equity
Capital Stock	4,057,788	3,897,788
Authorized
Unlimited common shares, no par value
Issued
9,535,075 common shares ( December 31,
2003 – 9,035,075)
Common Stock to be issued (Note 7)	174,800	172,400
Additional paid-in capital	191,450	150,973
Deficit accumulated during the development stage	(2,704,283)	(2,391,666)
Accumulated other comprehensive income -
Foreign exchange gains	455,094	455,094
TOTAL STOCKHOLDERS’ EQUITY	2,174,849	2,284,589
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 2,246,388	$ 2,335,236
The accompanying notes are in integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars)
	Three months ended March 31,		For the period from August 24, 1990 (inception) to March 31, 2004
	2004	2003

Expenses
Accounting and audit	$ 12,803	$ 3,568	$ 63,771
Amortization	64,345	59,336	322,869
Business development	215	16,160	19,770
Consulting	48,621	2,141	229,584
Filing Fees	180	539	1,496
Bank Charges	141	139	801
Legal fees	8,619	1,269	11,320
Office	3,878	2,233	26,460
Rent	-	-	712
Research and development	170,807	13,402	230,522
Stockholder information	646	1,074	3,118
Transfer agent	1,706	1,245	4,208
Travel	656	714	4,353
Loss from continuing operations	(312,617)	(101,820)	(918,984)
Loss from discontinued operations	-	-	(1,785,200)
Net loss for the period	(312,617)	(101,820)	(2,704,283)
Foreign exchange translation adjustments	-	155,848	455,094
Comprehensive income (loss) for the period	$ (312,617)	$ 54,028	(2,249,189)

Loss per share – basic and diluted	$ (0.03)	$ (0.01)

Weighted average shares outstanding	9,221,888	8,126,825

The accompanying notes are in integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
	Three months Ended March 31,		For the period from August 24, 1990 (inception) to March 31,
	2004	2003	2004
Cash provided by (used in)
Cash flows from continuing operating activities
Net loss	$ (312,617)	$ (101,820)	$ (918,984)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Common stock issued included in research
and development expense	160,000	-	160,000
Amortization	64,345	59,336	322,869
Stock-based compensation	40,477	-	40,477
Common stock to be issued as compensation	-	-	172,400
Expenses settled by issuance of capital stock	-	-	6,000
Net changes in non-cash working capital items (Note 11)	8,045	4,221	49,741

Cash flows used in continuing operations	(39,750)	(38,263)	(167,497)
Cash flows provided by discontinued operations	-	664	(1,667,154)
Cash used in operating activities	(39,750)	(37,599)	(1,834,651)

Cash flows from financing activities
Advances from stockholder	4,126	33,403	628,166
Capital stock issued for cash	-	-	1,227,061
Common stock to be issued	2,400	-	2,400
Cash provided by financing activities	6,526	33,403	1,857,627
Net increase (decrease) in cash position	(33,224)	(4,196)	22,976
Effect of foreign exchange on cash	-	1,314	(19,171)
Cash, beginning of period	37,029	3,117	-
Cash, end of period	$ 3,805	$ 235	$ 3,805
Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ 9,243
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:
During the three months ended March 31, 2004 the Company issued 500,000 shares of common stock, valued at $160,000 pursuant to a Research and Development agreement (Note 9).
The accompanying notes are in integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)
					Deficit,
					accumulated	Accumulated
	Common Stock			Additional	during the	Other	Total
			Common	Paid-in	development	Comprehensive	Stockholders’
	Shares	Amount	Stock to be issued	Capital	stage	Income (loss)	Equity
Issued for cash on inception in August 1990, at $0.04 per share	125,000	$5,470	$-	$-	$-	$-	$5,470
Loss for the year ended December 31, 1994	-	-	-	-	(9,718)	-	(9,718)
Foreign currency translation adjustment	-	-	-	-	-	95	95
Balance, December 31, 1994	125,000	5,470	-	-	(9,718)	95	(4,153)
Loss for the year	-	-	-	-	(2,637)	-	(2,637)
Foreign currency translation adjustment	-	-	-	-	-	(128)	(128)
Balance, December 31, 1995	125,000	5,470	-	-	(12,355)	(33)	(6,918)
Issued to settle stockholder loan at $1.10 per share	110,806	121,889	-	-	-	-	121,889
Subscriptions received	-	-	30,434	-	-	-	30,434
Loss for the year	-	-	-	-	(180,728)	-	(180,728)
Foreign currency translation adjustment	-	-	-	-	-	146	146
Balance, December 31, 1996	235,806	127,359	30,434	-	(193,083)	113	(35,177)
Subscriptions received	-	-	342,928	-	-	-	342,928
Loss for the year	-	-	-	-	(261,160)	-	(261,160)
Foreign currency translation adjustment	-	-	-	-	-	(1,092)	(1,092)
Balance, December 31, 1997	235,806	127,359	373,362	-	(454,243)	(979)	45,499
Issued for cash at $2.53 per share	33,333	84,283	-	-	-	-	84,283
Subscriptions received	-	-	136,201	-	-	-	136,201
Loss for the year	-	-	-	-	(282,946)	-	(282,946)
Foreign currency translation adjustment	-	-	-	-	-	(1,080)	(1,080)
Balance, December 31, 1998	269,139	211,642	509,563	-	(737,189)	(2,059)	(18,043)
Issued for cash on private placement at $2.97 per share	101,000	300,247	-	-	-	-	300,247
Issued to settle stockholder loan at $1.01 per share	133,333	134,608	-	-	-	-	134,608
Subscriptions received	-	-	131,998	-	-	-	131,998
Issued to settle subscriptions at $1.94 per share	331,250	641,561	(641,561)	-	-	-	-
Issued to settle accounts payable at $2.02 per share	1,000	2,019	-	-	-	-	2,019
Loss for the year	-	-	-	-	(350,666)	-	(350,666)
Foreign currency translation adjustment	-	-	-	-	-	5,334	5,334
Balance, December 31, 1999 – carried forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497
The accompanying notes are in integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity - Continued
(Expressed in US Dollars)
					Deficit,
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other	Total
			Common	Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Stock to be issued	Capital	Stage	Income (loss)	Equity
Balance, December 31, 1999 – brought forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497
Loss for the year	-	-	-	-	(294,129)	-	(294,129)
Foreign currency translation adjustment	-	-	-	-	-	(4,854)	(4,854)
Balance, December 31, 2000	835,722	1,290,077	-	-	(1,381,984)	(1,579)	(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share in December 2003	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share in December 2003	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above in December 2003	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share in December 2003	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services (Note 7)	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 9)	500,000	160,000	-	-	-	-	160,000
Subscriptions received	-	-	2,400	-	-	-	2,400
Stock based compensation (Note 8)	-	-	-	40,477	-	-	40,477
Loss for the period	-	-	-	-	(312,617)	-	(312,617)
Balance, March 31, 2004	9,535,075	$4,057,788	$174,800	$191,450	$(2,704,283)	$455,094	$2,174,849
The accompanying notes are an integral part of these consolidated interim financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Global Precision Medical Inc.

 (A Development Stage Company)

Notes to Interim Consolidated financial Statements

Three Months Ended March 31, 2004

(Expressed in United States dollars)

1.

Interim Financial Statements

All figures as at and for the periods ended March 31, 2004 and 2003 are unaudited.

The interim financial statements of the Company have been prepared by management without audit in accordance with generally accepted accounting principles in the United States of America for interim financial statements and stated in United States dollars.  The disclosures in these interim financial statements prepared in accordance with the requirements of generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information not misleading. These statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. These interim financial statements should be read in conjunction with the annual financial statements for the years ended December 31, 2003 and 2002.

Results of operations for interim periods may not be indicative of annual results.

2.

Nature of Business

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in August 2002.  In all, the Company divested itself of all mineral leases and all further financial obligations with respect to those properties and of all located claims and ceased to be involved in the mining business.  On September 23, 2002 the Company entered into an exclusive worldwide Technology Licence Agreement to commercialize and further develop the technology known as the URO-Stent (the “Licence”).  The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at March 31, 2004, the Company has recognized no revenue, has accumulated losses of $2,704,283 since its inception, and has not yet determined whether the Urethal Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, the development of the Urethal Stent, raising additional financing and, ultimately, positioning the Company for profitable operations.  Subject to available financing, the Company is required to fund a minimum $500,000 Research and Development (“R&D”) program of the Thermal Ablation technology (Note 9). Together with other activities slated for the next twelve months, approximately $1,000,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining long-term financing to fully develop the Urethral Stent and to bring it to the commercial market. There can be no assurance that such financings will occur.

While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such financings will occur.  These financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

3.

Significant Accounting Policies

These interim financial statements have been prepared with generally accepted accounting principles for interim financial statements and follow the same accounting policies and methods of application as the annual financial statements for the year ended December 31, 2003, except for the change in functional currency from Canadian dollars to U.S. dollars as described in Note 4.

4.  Functional Currency and Foreign Currency Translation

Effective December 31, 2003, the Company changed its reporting currency to the U.S. dollar from the Canadian dollar.  The consolidated financial statements of the Company at December 31, 2003 were translated into U.S. dollars using the current rate method.  Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date.  Stockholders’ equity was translated at the applicable historical rate.  Revenue and expenses were translated at a weighted average rate of exchange for the year.  Translation gains and losses were included as part of the accumulated other comprehensive income – foreign exchange gains.

Effective January 1, 2004, the Company also changed its functional currency to the U.S. dollar as the Company has continued its operations from Canada into the State of Wyoming in the United States of America and is seeking financing for its operations in US dollars through US equity markets.  Transactions denominated in currencies other than the functional currency are recorded in the functional currency using the exchange rates in effect on the transaction date.  Monetary assets and liabilities denominated in Canadian dollars are translated at the rate of exchange prevailing at the balance sheet date.  Exchange gains and losses arising therefrom are included in net loss for the period.  The financial information for the three months ended March 31, 2003 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during the three month period.

No restatement of comparative numbers was made for the change in functional currency.  The change was adopted prospectively.

5.  License

During 2002, the Company entered into an agreement with Global Medical Sciences Ltd. (the “Licensor”), a company with a director in common, to licence the Licensor’s intellectual property rights in a medical device known as the Urethral Stent (the “Stent”) for the full term of the patent rights on the Stent.  This licence grants to the Company an exclusive worldwide licence to use the intellectual property rights in the Stent to manufacture, produce, sell and otherwise commercialize the Stent in permitted countries.  The carrying value of the license of $2,226,313 at March 31, 2004 ($2,290,658 at December 31, 2002) is shown net of accumulated amortization of $347,511 ($283,166 at December 31, 2003)

6.  Due to Stockholder

The amount due to the Company’s chief executive officer in respect of unpaid fees is non-interest bearing and payable on demand.

7.  Shares to be Issued

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

During the three months ended March 31, 2004, the Company received $2,400 for a private placement of 48,000 shares at $0.05 per share.  From April through August 2004, the Company received further cash proceeds of $91,000 from subscriptions to issue 1,868,000 common shares. Additionally, the Company’s Chief Executive Officer agreed to accept 150,000 common shares as settlement of $7,500 due to him.    As of the date of these financial statements, the Company has not issued the shares pursuant to this private placement or debt settlement.

8.  Stock Options and Warrants

    (a) Stock options

The Company had the following stock options outstanding at March 31, 2004

	Number	Average Exercise Price
Balance outstanding, January 1, 2004	750,000	$1.80
Granted	1,865,000	$0.40
Cancelled	(750,000)	$1.80
Balance outstanding, March 31, 2004	1,865,000	$0.40
Balance exercisable, March 31, 2004	nil	$0.40
Balance exercisable, December 31, 2003	400,000	$1.13

In January 2004, the Company canceled all 750,000 outstanding stock options and issued 1,865,000 new stock options to directors, officers and employees with an exercise price of $0.40 and an expiry date of January 30, 2009.  The new options granted vest six months from the date of grant.  The trading value of the Company’s common stock on the date of repricing was $0.26 per share.  Repricing of the employee stock options requires the repriced option value to be measured using variable accounting whereby the intrinsic value of employee stock options is remeasured on a quarterly basis until exercised or cancelled.  For the three months ended March 31, 2004, no additional compensation was recognized under variable accounting as the exercise price of the repriced options exceeded the market value of the Company’s common stock.

The fair value of stock options granted in the three months ended March 31, 2004 was $0.14 per option.  Subsequent to March 31, 2004, 125,000 stock options with an exercise price of $0.40 and expiry date of January 30, 2009 were cancelled.

The following table summarizes information about the options outstanding at March 31, 2004:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 0.40	1,865,000	4.3 years	nil

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and director (for options granted for director services) stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123.

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees.  Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  These amounts are charged to operations over the vesting period of the individual stock options.  The following amounts in respect of options granted to non-employees were charged to net loss for the period:

	For the three months ended March 31,
	2004	2003

Consulting	$ 34,670	$ -
Research and development	5,807	-
	$ 40,077	$ -

Had compensation expense on options granted on January 31, 2004 to directors been determined based on the fair value at the grant dates, as described in SFAS 123, the Company’s net loss and net loss per share would have been as follows:

For the three months ended March 31,
	2004	2003

Net loss, as reported	$ (312,617)	$ (101,820)

Add stock-based employee compensation Expense included in reported net loss	-	-

Deduct total stock-based employee compensation expense determined under fair-value based methods for all awards	(41,479)	(321)

Pro-forma net loss	$ (354,096)	$ (102,141)
Loss per common share:
Basic and diluted – as reported	$ (0.03)	$ (0.01)
Basic and diluted – pro-forma	$ (0.04)	$ (0.01)

    (b) Stock purchase warrants

      A summary of share purchase warrant activities for the period is as follows:

Expiry date	Exercise Price	Outstanding December 31, 2003	Granted during period	Exercised during period	Expired during period	Outstanding March 31, 2004
November 27, 2004	$2.00	33,334	-	-	-	33,334
November 30, 2005	$0.60-$1.00	454,125	-	-	-	454,125 *
		487,459	-	-	-	487,459

*

Each share purchase warrant entitles the holder to purchase one common share for $0.60 per share during the period from November 30, 2003 to November 30, 2004 and one common share for $1.00 per share thereafter until expiry on November 30, 2005.

9.   Commitments

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

Under the research and development agreement expiring on November 30, 2004, MDMI is to provide research and development services to the Company to re-engineer the device and take the Thermablate Technology through to animal trials.  The Company has retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company with a non-dilution provision of ten percent ownership. To proceed with the Thermablate technology R&D program the Company is committed to fund an initial budget of $500,000 with work to begin immediately. Furthermore, under the terms of the agreement, the Company will pay MDMI a royalty fee not to exceed 2.5% of established selling prices of any devices and/or technology development under the agreement.  The Research and Development agreement between the Company and MDMI will investigate possible means of integration of the MDMI Thermal Ablation Technology to medical procedures involving the use of the Company’s URO-stent in the successful treatment of BPH.  Payment of the initial $500,000 in connection with this agreement had not occurred by July 31, 2004 and the commitment to advance such funds is subject to the ability of the Company to raise money from investors to dedicate to such a program.

The first 500,000 common shares for the acquisition of the Thermablate Technology licence were issued on February 27, 2004, and the remaining 500,000 common shares are issuable upon MDMI achieving specific milestones.  The cost assigned to the licence acquisition based upon the quoted market value of the Company’s common stock was $160,000.  This amount was subsequently written off to Research and Development Expense due to concerns about the Company’s ability to raise sufficient funds prior to expiry of the agreement.  As these milestones are met, the value attributable to the second tranch of 500,000 common shares will be charged to expense.

10.  Related Party Transactions

In addition to the related party transactions described elsewhere in these consolidated financial statements, the Company had the following related party transactions:

a)

During the three months ended March 31, 2004, the Company paid $5,000 to the Licensor (Note 5) for the purposes of continuing to develop the technology used in the Stent (three months ended March 31, 2003- $10,000).

b)

During the three months ended March 31, 2004, the Company paid officers and/or directors of the Company $13,951 in consulting fees (three months ended March 31, 2003 - $2,141).

All related party transactions have been recorded at the amounts agreed upon by the parties.

11.   Statements of Cash Flows Information

	For the three months ended March 31,		For the period from August 24, 1990 (inception) to March 31,
	2004	2003	2004
Changes in non-cash working capital
Item
Receivables	$ (2,635)	$ 379	$ (6,945)
Prepaid expenses	(6,086)	-	(6,086)
Accounts payable	33,915	274	51,379
Accrued liabilities	(17,149)	3,568	11,393
	$ 8,045	$ 4,221	$ 49,741

12.  New Accounting Pronouncements

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

Item 2.

Management's Discussion and Analysis or Plan of Operation

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

Company Business History

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in August 2002.  In all, the Company divested itself of all mineral leases and all further financial obligations with respect to those properties and of all located claims and ceased to be involved in the mining business.

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

The Company is dependent on patent protection and in the early stages of development and production it is dependent on various strategic alliances: Russian National Academy of Science, Department of Urology Moscow Medical Semashko Institute, Department of Materials and Metals Engineering, the A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science and MDMI in British Columbia.  Maintaining a satisfactory working relationship with these groups is essential to acquiring the NiTi wire to manufacture the URO-Stent and to complete the regulatory process for approval for use and sale in Russia.  TransTechnology (Moscow) is under retainer to coordinate and manage the Intellectual Property of the URO-Stent.  IP Protection under application PCT/RU01/00577 for a “Stent and the Method of Manufacturing Same (variants)”has been transferred into national phase and registered in the USA, Japan and Russia. Moving forward, the Company will seek patent protection on new developments and uses of the URO-Stent that may emerge from the Research and Development programs.

On December 2, 2003, the Company entered into an agreement to acquire an exclusive worldwide Licence from MDMI to apply their proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of BPH.

Under a Research and Development agreement, expiring on November 30, 2004, MDMI is to provide Research and Development (“R&D”) services to investigate whether not the thermal ablation process currently used to treat menorrhea in women is transferable to treating the prostate in men suffering enlarged prostates.  The R&D agreement provides for MDMI engineers and researchers to take the Thermablate Technology through to animal trials.  The Company has retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company (of which 500,000 common shares were issued in February 2004) with, upon completion of the share issuance, a non-dilution provision of ten percent ownership.  If the Company proceeds with the MDMI research and development program, the Company is committed to fund an initial budget of $500,000 with work to begin subject to completing the necessary financing to initiate the program. The R&D agreement between the Company and MDMI will also investigate possible means of combining the MDMI Thermal Ablation Technology with the use of the Company’s URO-Stent in the successful treatment of BPH.  Commencement of research work in connection with this agreement had not occurred by July 31, 2004.

On January 30, 2004, the Company cancelled all 750,000 outstanding stock options and issued 1,865,000 new options to directors, officers and employees to purchase common shares in the capital stock of the Company.  The new options fully vested on July 30, 2004 and are exercisable until January 30, 2009 at $0.40 per share.  The trading value of our common stock on the date of grant was $0.26 per share.  None of the options have been exercised as of the date of this quarterly report.

The Company has not had any revenues from operations in each of the last two fiscal years nor in the period January 1, 2004 through to the date of this document.

PLAN OF OPERATION

Management’s plan for the next 12 months calls for the Company to work within the framework of the Consortium Agreement with GMS, MDMI and MIT to further develop the Company’s URO-Stent technology and to prepare the documentation based on Russian clinical trials for an application for regulatory approval in Canada.  Under an R&D Agreement, the Company has the right to fund research and development of MDMI’s patented Thermal Ablation Technology, currently used to treat menorrhea in women, with respect to a possible application to treating BPH.

(i)

It is anticipated that the Company’s continuing operations will consume approximately $13,000 per month during the next 12 months, and, subject to a review of a 3 stage Research and Development Agreement presented by MDMI to conduct research and development into the efficacy of using a derivative of MDMI’s Thermal Ablation device (“Thermablate”), now used to treat menorrhea in women, in the treatment of BPH, specifically to prevent restenosis and cell proliferation on the insertion of the NiTi URO-Stent in the Urethra, an additional $500,000 of financing and expenditures would be required.

(ii)

If the Company proceeds with the MDMI Thermal Ablation R & D Agreement, approximately $1,000,000 will have to be raised by the Company over the next year.   The Company will be dependent on future financing to fund its R&D as well as other working capital requirements.  The Company is currently anticipating further subscriptions for its common stock by way of private placement and a brokered public offering, but there can be no assurance that these financings will be completed or that they will result in raising sufficient proceeds for the Company to meet its current and expected working capital needs.

(iii)

Under the terms of the Consortium Agreement, the technology and production process will be validated and transferred to North America and approvals for the use and sale of the URO-Stent will be applied for in Canada and eventually the United States.

Further product R&D may be needed to improve the performance of the URO-Stent to meet North American medical requirements. GMS has a team of expert materials’ scientists who work in conjunction with IMET in Moscow. MDMI has extensive experience in device design, manufacturing, distribution and operational systems to implement regulatory processes including Health Canada and the FDA. MIT manufactures various medical devices and holds proprietary rights to the catheter (delivery system), used during the clinical trials for the insertion of the URO-Stent.  It is intended that Initial production of the URO-Stent will be used for limited sales in Russia to provide further production and design engineering feedback to enable improvements in the manufacturing process and improvements in the design.

(iv)

In the next 12 months there are no anticipated needs for the purchase of plant or equipment, although beyond that period the Company expects to commission the design of automated production machines to make the URO-Stent in quantity as the market demands.

(v)

The Company has no employees currently, as work is contracted out to consultants.

At March 31, 2004, the Company has not yet generated revenue to date, has a working capital deficiency of $51,464 (December 31, 2003 - $6,069) and has an accumulated deficit as at March 31, 2004 of $2,704,283 (December 31, 2003 - $2,391,666).  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2003 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Liquidity

At March 31, 2004 the Company had cash in the amount of $3,805 available.  On July 31, 2004, cash was $14,500. During the upcoming twelve months it is anticipated that the Company will require $156,000 in working capital to finance ongoing operations, and a further $500,000 for the first instalment of the MDMI agreement. Funds for ongoing operations will continue to be funded by way of private placements while the advancement of funds for the MDMI research and development program is subject to the ability of the Company to raise money from investors to dedicate to such a program.

During the three months ended March 31, 2004, the Company received $2,400 for a private placement of 48,000 shares at $0.05 per share.  From April through August 2004, the Company had received further cash proceeds of $91,000 from subscriptions to issue 1,868,000 common shares. Additionally, the Company’s Chief Executive Officer agreed to accept 150,000 common shares as settlement of $7,500 due to him.    As of the date of these financial statements, the Company has not issued the shares pursuant to this private placement or debt settlement. Proceeds were used to pay outstanding payables and fund day-to-day operations.

Since inception, the Company has financed its operations from private financing, and occasionally from stockholder advances. The Company has suffered recurring losses from operations and at March 31, 2004 had an accumulated deficit of $2,704,283, had not yet earned revenue and had a working capital deficiency of $51,464 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.

Critical Accounting Policies and Estimates

The Company’s consolidated interim financial statements are prepared accordance with accounting principles generally accepted in the United States of America.  An accounting policy that is critical to the understanding of the Company’s financial statements is the accounting for its Licence Agreement.  The Company’s consolidated interim financial statements are prepared in accordance with previous years, except for the change from the use of the Canadian dollar as the functional currency, to the use of the U.S. dollar as the functional currency.

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

In February 2004, we issued 500,000 shares of our common stock to MDMI pursuant to the agreement described above in exchange for a licence to the Thermal Ablation Technology.  The value assigned to this share issuance was based upon the quoted market price for our common shares on the date of issuance.  Due to uncertainty over whether we can raise sufficient financing proceeds to fund the research and development with MDMI, we have written off the licence to research and development in the current quarter.

Functional Currency and Foreign Currency Translation

Effective December 31, 2003, the Company changed its reporting currency to the U.S. dollar from the Canadian dollar.  The consolidated financial statements of the Company at December 31, 2003 were translated into U.S. dollars using the current rate method.  Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date.  Stockholders’ equity was translated at the applicable historical rate.  Revenue and expenses were translated at a weighted average rate of exchange for the year.  Translation gains and losses were included as part of the accumulated other comprehensive income – foreign exchange gains.

Effective January 1, 2004, the Company also changed its functional currency to the U.S. dollar as the Company has continued its operations from Canada into the State of Wyoming in the United States of America and is seeking financing for its operations in US dollars through US equity markets.  Transactions denominated in currencies other than the functional currency are recorded in the functional currency using the exchange rates in effect on the transaction date.  Monetary assets and liabilities in denominated in Canadian dollars are translated at the rate of exchange prevailing at the balance sheet date.  Exchange gains and losses arising therefrom are included in net loss for the period.  The financial information for the three months ended March 31, 2003 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during the three month period.

No restatement of comparative numbers was made for the change in functional currency.  The change was adopted prospectively.

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

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2003 the Company incurred a cumulative net loss of $2,391,666 from its inception. In the three months ended March 31, 2004 the net loss from operations was $312,617.  It is anticipated that negative cash flows from operations will continue for the foreseeable future.

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

Dependence on Financing

The Company's capital requirements have been and will continue to be significant. The Company will be dependent on future financing to fund its research and development as well as other working capital requirements. In addition, if the Company decides to proceed with the MDMI research and development program, it will require $500,000 to meet the obligations under the MDMI Research and Development agreement. The Company is currently anticipating further subscriptions for its common stock in the first quarter of fiscal 2004, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

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

The Company currently has no employees and only one full-time officer.  The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs. Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the medical device industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the Company will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

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

Item 3.

Controls and Procedures

As of March 31, 2004, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

On February 27, 2004, the Company issued 500,000 shares of its common stock in a private placement transaction pursuant to Regulation S of the Securities Act of 1933, as amended, as partial consideration for the MDMI R&D Agreement.

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

a.

Exhibits

31

Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.

Reports on Form 8-K

Date Filed with SEC	Items Reported
February 17, 2004

The Company announced it entered into an engagement letter pursuant to which Global Securities Corporation is to act as the Company’s agent with respect to a prospectus offering of the Company’s securities to raise up to $1,500,000 under a unit offering consisting of one common share and one share purchase warrant.  The warrant to be exercisable for two years with the unit price and warrant strike price to be negotiated.  An Agent’s fee of $25,000, Agent’s commission (10% payable in cash or units at the offering price for two years from closing) are payable.  The offering is to be completed in conjunction with the Company’s application for listing on the TSX Venture Exchange.  The Company also announced that Dr. Faouzi Zerrouk resigned from the Board of Directors of the Company, but was appointed to the Company’s Scientific Advisory Board.  Gregory Ledding was appointed to the Board of Directors.  Completion of a private placement as announced November 17, 2003, was announced.

Date Filed with SEC	Items Reported
March 11, 2004	The Company announced March 8, 2004 the change of Auditors from Deloitte & Touche LLP to BDO Dunwoody LLP, Chartered Accountants. There were no disagreements with Deloitte & Touche LLP.
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

GLOBAL PRECISION MEDICAL INC.
(Registrant)

Date: August 16, 2004	By:	/s/ Lindsay Semple
Lindsay Semple Chief Executive Officer and Acting Chief Financial Officer