Form 10QSB
period 2004-06-30
GLOBAL PRECISION MEDICAL INC
filed 2004-08-19
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

(X)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

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

Yes   X   No

As of August 17, 2004, 9,535,075 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X

 PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Balance Sheets
(Expressed in US Dollars)

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

CURRENT
Cash	$ 6,640	$ 37,029
Receivables	7,570	6,530
Prepaid expenses	6,968	1,019
TOTAL CURRENT ASSETS	21,178	44,578
LICENCE AND PATENTS (NOTE 5)	2,176,968	2,290,658
TOTAL ASSETS	$ 2,198,146	$ 2,335,236

Liabilities and Stockholders’ Equity

LIABILITIES

Current
Accounts payable	$ 28,494	$ 18,938
Accrued liabilities	20,143	30,951
Due to stockholder (Note 6)	11,784	758
TOTAL LIABILITIES	60,421	50,647
Stockholders’ Equity
Capital Stock	4,057,788	3,897,788
Authorized
Unlimited common shares, no par value
Issued
9,535,075 common shares ( December 31,
2003 – 9,035,075)
Common stock to be issued (Note 7)	239,300	172,400
Additional paid-in capital	252,164	150,973
Deficit accumulated during the development stage	(2,866,621)	(2,391,666)
Accumulated other comprehensive income -
Foreign exchange gains	455,094	455,094
TOTAL STOCKHOLDERS’ EQUITY	2,137,725	2,284,589
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 2,198,146	$ 2,335,236
The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars)
	Six months Ended June 30,		Three Months Ended June 30,		For the Period August 24, 1990 (inception) to
	2004	2003	2004	2003	June 30, 2004
					(cumulative)
Expenses
Accounting and audit	$ 28,493	$ 7,443	$ 15,690	$ 3,875	$ 79,461
Amortization	128,690	118,671	64,345	59,535	387,214
Business development	304	19,263	89	3,103	19,859
Consulting	119,608	4,281	70,987	2,140	300,571
Filing Fees	509	539	329	-	1,825
Bank Charges	272	236	131	97	932
Foreign exchange (gain)	(2,039)	(2,800)	(1,265)	(2,597)	(2,039)
Legal fees	9,009	1,780	390	511	11,710
Office	6,842	5,863	2,190	3,227	29,424
Rent	-	-	-	-	712
Research and development (Note 9)	179,517	19,877	8,710	6,475	239,232
Stockholder information	646	1,074	-	-	3,118
Transfer agent	1,965	1,566	259	321	4,467
Travel	1,139	2,894	483	2,180	4,836
Loss from continuing operations	(474,955)	(180,687)	(162,338)	(78,867)	(1,081,322)
Loss from discontinued operations	-	-	-	-	(1,785,299)
Net loss for the period	(474,955)	(180,687)	(162,338)	(78,867)	(2,866,621)
Foreign exchange translation adjustments	-	335,816	-	176,968	455,094
Comprehensive income (loss) for the period	$ (474,955)	$ 155,129	$ (162,338)	$ 98,101	$ (2,411,527)

Loss per share – basic and diluted	$ (0.05)	$ (0.02)	$ (0.02)	$ (0.01)

Weighted average shares outstanding	9,378,482	8,126,825	9,535,075	8,126,825

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
	Six months Ended June 30,		Three Months Ended June 30,	From August 24, 1990 (inception) to
	2004	2003	2004	2003	June 30, 2004
					(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$ (474,955)	$ (180,687)	$ (162,338)	$ (78,867)	$ (1,081,322)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Common stock issued included in research
and development expense	160,000	-	-	-	160,000
Amortization	128,690	118,671	64,345	59,335	387,214
Stock-based compensation	101,191	-	60,714	-	101,191
Common stock issued as compensation	-	-	-	-	172,400
Expenses settled by issuance of capital stock	-	-	-	-	6,000
Net changes in non-cash working capital items (Note 11)	(8,241)	14,955	(16,286)	10,734	33,455
Cash flows used in continuing operations	(93,315)	(47,061)	(53,565)	(8,798)	(221,062)
Cash used in discontinued operations	-	(1,120)	-	(1,784)	(1,667,154)
Cash used in operating activities	(93,315)	(48,181)	(53,565)	(10,582)	(1,888,216)
Cash flows used in investing activities
Patents	(15,000)	-	(15,000)	-	(15,000)

Cash flows from financing activities
Advances from stockholder	11,026	47,885	6,900	14,482	635,066
Capital stock issued for cash	-	-	-	-	1,227,061
Common stock to be issued	66,900	-	64,500	-	66,900
Cash provided by financing activities	77,926	47,885	71,400	14,482	1,929,027
Net increase (decrease) in cash position	(30,389)	(296)	2,835	3,900	25,811
Effect of foreign exchange on cash	-	(2,445)	-	(3,759)	(19,171)
Cash, beginning of period	37,029	3,117	3,805	235	-
Cash, end of period	$ 6,640	$ 376	$ 6,640	$ 376	$ 6,640
Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -	$ -	$ 9,243
Income taxes	$ -	$ -	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:
During the six months ended June 30, 2004 the Company issued 500,000 shares of common stock, valued at $160,000 pursuant to a Research and Development agreement (Note 9).
The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity
(Unaudited)
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

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity - Continued
(Unaudited)
(Expressed in US Dollars)

					Deficit,
					Accumulated	Accumulated
	Common Stock			Additional	During the	Other	Total
			Common	Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Stock to be issued	Capital	Stage	Income (loss)	Equity
Balance, December 31, 1999 – brought forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497
Loss for the year	-	-	-	-	(294,129)	-	(294,129)
Foreign currency translation adjustment	-	-	-	-	-	(4,854)	(4,854)
Balance, December 31, 2000	835,722	1,290,077	-	-	(1,381,984)	(1,579)	(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share in December 2003	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share in December 2003	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above in December 2003	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share in December 2003	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services (Note 7)	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 9)	500,000	160,000	-	-	-	-	160,000
Subscriptions received	-	-	66,900	-	-	-	66,900
Stock based compensation (Note 8)	-	-	-	101,191	-	-	101,191
Loss for the period	-	-	-	-	(474,955)	-	(474,955)
Balance, June 30, 2004	9,535,075	$4,057,788	$239,300	$252,164	$(2,866,621)	$455,094	$2,137,725
The accompanying notes are an integral part of these consolidated interim financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Global Precision Medical Inc.

 (A Development Stage Company)

Notes to Interim Consolidated financial Statements

Six Months Ended June 30, 2004

(Expressed in United States dollars)

1.

Interim Financial Statements

All figures as at and for the periods ended June 30, 2004 and 2003 are unaudited.

The interim financial statements of the Company have been prepared by management without audit in accordance with generally accepted accounting principles in the United States of America for interim financial statements and stated in United States dollars.  The disclosures in these interim financial statements prepared in accordance with the requirements of generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. These interim financial statements should be read in conjunction with the annual financial statements for the years ended December 31, 2003 and 2002.

Results of operations for interim periods may not be indicative of annual results.

2.

Nature of Business

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in August 2002.  In all, the Company divested itself of all mineral leases and all further financial obligations with respect to those properties and of all located claims and ceased to be involved in the mining business.  On September 23, 2002 the Company entered into an exclusive worldwide Technology Licence Agreement to commercialize and further develop the technology known as the URO-Stent (the “Licence”).  The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia.   BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at June 30, 2004, the Company has recognized no revenue, has accumulated losses of $2,866,621 since its inception, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, the development of the URO-Stent, raising additional financing and, ultimately, positioning the Company for profitable operations.  Subject to available financing, the Company is required to fund a minimum $500,000 Research and Development (“R&D”) program of the Thermal Ablation technology (Note 9). Together with other activities slated for the next twelve months, approximately $1,000,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining long-term financing to fully develop the URO-Stent and to bring it to the commercial market. There can be no assurance that such financings will occur.

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

4.  Functional Currency and Foreign Currency Translation

Effective December 31, 2003, the Company changed its reporting currency to the U.S. dollar from the Canadian dollar.  The consolidated financial statements of the Company at December 31, 2003 were translated into U.S. dollars using the current rate method.  Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date.  Shareholders’ equity was translated at the applicable historical rate.  Revenue and expenses were translated at a weighted average rate of exchange for the year.  Translation gains and losses were included as part of the accumulated other comprehensive income – foreign exchange gains.

Effective January 1, 2004, the Company also changed its functional currency to the U.S. dollar as the Company has continued its operations from Canada into the State of Wyoming in the United States of America and is seeking financing for its operations in US dollars through US equity markets.  Transactions denominated in currencies other than the functional currency are recorded in the functional currency using the exchange rates in effect on the transaction date.  Monetary assets and liabilities denominated in Canadian dollars are translated at the rate of exchange prevailing at the balance sheet date.  Exchange gains and losses arising therefrom are included in net loss for the period.  The financial information for the six months and the three months ended June 30, 2003 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during the three month period.

No restatement of comparative numbers was made for the change in functional currency.  The change was adopted prospectively.

5.  Licence and Patents

License and Patents are comprised as follows:

	June 30,	December 31,
	2004	2003

License	$ 2,573,774	$ 2,573,774
Patents	15,000	-
	2,588,774	2,573,774
Accumulated amortization	(411,806)	(283,116)
	$ 2,176,968	$ 2,290,658

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

7.  Common Stock to be Issued

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

During the six months ended June 30, 2004, the Company received $66,900 for a private placement of 1,338,000 shares at $0.05 per share.  In July and August 2004, the Company received further cash proceeds of $26,500 from subscriptions to issue 530,000 common shares. Additionally, the Company’s Chief Executive Officer agreed to accept 150,000 common shares as settlement of $7,500 due to him for unpaid remuneration.    As of the date of these financial statements, the Company has not issued the shares pursuant to this private placement or debt settlement

8.  Stock Options and Warrants

    (a) Stock options

The Company had the following stock options outstanding at June 30, 2004

	Number	Average Exercise Price
Balance outstanding, January 1, 2004	750,000	$1.80
Granted	1,865,000	$0.40
Cancelled	(875,000)	$1.60
Balance outstanding, June 30, 2004	1,740,000	$0.40
Balance exercisable, June 30, 2004	nil	$0.40
Balance exercisable, December 31, 2003	400,000	$1.13

On January 30, 2004 the Company canceled all 750,000 outstanding stock options and issued 1,865,000 new stock options to directors, officers and employees with an exercise price of $0.40 and an expiry date of January 30, 2009.  On June 1, 2004 a further 125,000 stock options with an exercise price of $0.40 and an expiry date of January 30, 2009 were cancelled.  The new options granted vest six months from the date of grant.  The trading value of the Company’s common stock on the date of repricing was $0.26 per share.  Repricing of the employee stock options requires the option value to be measured using variable accounting whereby the intrinsic value of employee stock options is remeasured on a quarterly basis until exercised or cancelled.  For the six months ended June 30, 2004, no additional compensation was recognized under variable accounting as the exercise price of the repriced options exceeds the market value of the Company’s common stock.

The fair value of stock options granted in the six months ended June 30, 2004 was $0.14 per option.

The following table summarizes information about the options outstanding at June 30, 2004:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 0.40	1,740,000	4.6 years	nil

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

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003

Consulting	$ 86,674	$ -	$ 52,004	$ -
Research and development	14,517	-	8,710	-
	$ 101,191	$ -	$ 60,714	$ -

Had compensation expense on options granted on January 30, 2004 to directors been determined based on the fair value at the grant dates, as described in SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003

Net loss, as reported	$ (474,955)	$ (180,687)	$ (162,338)	$ (78,867)

Add stock-based employee compensation expense included in reported net loss	-	-	-	-

Deduct total stock-based employee compensation expense determined under fair-value based methods for all awards	(103,697)	(642)	(62,218)	(321)

Pro-forma net loss	$ (578,652)	$ (181,329)	$ (224,556)	$ (79,188)
Loss per common share:
Basic and diluted – as reported	$ (0.05)	$ (0.02)	$ (0.02)	$ (0.01)
Basic and diluted – pro-forma	$ (0.06)	$ (0.02)	$ (0.02)	$ (0.01)

    (b) Stock purchase warrants

      A summary of share purchase warrant activities for the period is as follows:

Expiry date	Exercise Price	Outstanding December 31, 2003	Granted during period	Exercised during period	Expired during period	Outstanding June 30, 2004
November 27, 2004	$2.00	33,334	-	-	-	33,334
November 30, 2005	$0.60-$1.00	454,125	-	-	-	454,125*
		487,459	-	-	-	487,459

*

Each share purchase warrant entitled the holder to purchase one common share for $0.60 per share during the period from November 30, 2003 to November 30, 2004 and one common share for $1.00 per share thereafter until expiry on November 30, 2005.

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

Under the research and development agreement expiring on November 30, 2004, MDMI is to provide research and development services to the Company to re-engineer the device and take the Thermablate Technology through to animal trials.  The Company has retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company with a non-dilution provision of ten percent ownership. To proceed with the Thermablate technology R&D program the Company is committed to fund an initial budget of $500,000 with work to begin immediately. Furthermore, under the terms of the agreement, the Company will pay MDMI a royalty fee not to exceed 2.5% of established selling prices of any devices and/or technology development under the agreement.  The Research and Development agreement between the Company and MDMI will investigate possible means of integration of the MDMI Thermal Ablation Technology to medical procedures involving the use of the Company’s URO-stent in the successful treatment of BPH.  Payment of the initial $500,000 in connection with this agreement had not been made by July 31, 2004 and the commitment to advance such funds is subject to the ability of the Company to raise money from investors to dedicate to such a program.

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

10.  Related Party Transactions

In addition to the related party transactions described elsewhere in these consolidated financial statements, the Company had the following related party transactions:

a)

During the six months ended June 30, 2004, the Company paid and charged to research and development expense $5,000 to the Licensor (Note 5) for the purposes of continuing to develop the technology used in the Stent (six months ended June 30, 2003- $12,500).

b)

During the six months ended June 30, 2004, the Company paid officers and/or directors of the Company $32,934 in consulting fees (six months ended June 30, 2003 - $4,281).

All related party transactions have been recorded at the amounts agreed upon by the parties.

11.   Statements of Cash Flows Information

	For the six months ended June 30,		For the three months ended June 30,		For the period from August 24, 1990 (inception) to June 30, 2004
	2004	2003	2004	2003	(cumulative)
Changes in non-cash working capital items

Receivables	$ (1,040)	$ 709	$ 1,595	$ 330	$ (5,350)
Prepaid expenses	(5,949)	-	137	-	(5,949)
Accounts payable	9,556	7,111	(24,359)	6,837	27,020
Accrued liabilities	(10,808)	7,135	6,341	3,567	17,734
	$ (8,241)	14,955	$ (16,286)	$ 10,734	$ 33,455

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

(i)

It is anticipated that the Company’s continuing operations will consume approximately $13,000 per month during the next 12 months and, subject to a review of a 3 stage Research and Development Agreement presented by MDMI to conduct research and development into the efficacy of using a derivative of MDMI’s Thermal Ablation device (“Thermablate”), now used to treat menorrhea in women, in the treatment of BPH, specifically to prevent restenosis and cell proliferation on the insertion of the NiTi URO-Stent in the Urethra, an additional $500,000 of financing and expenditures would be required.

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

At June 30, 2004, the Company has not yet generated revenue to date, has a working capital deficiency of $39,243 (December 31, 2003 - $6,069) and has an accumulated deficit as at June 30, 2004 of $2,866,621 (December 31, 2003 - $2,391,666). These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2003 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Liquidity

At June 30, 2004 the Company had cash in the amount of $6,640 available.  During the upcoming twelve months it is anticipated that the Company will require $156,000 in working capital to finance ongoing operations, and a further $500,000 for the first instalment of the MDMI agreement.   Funds for ongoing operations will continue to be funded by way of private placements while the advancement of funds for the MDMI research and development program is subject to the ability of the Company to raise money from investors to dedicate to such a program.

During the six months ended June 30, 2004, the Company received $66,900 for a private placement of 1,338,000 shares at $0.05 per share.  In July and August 2004, the Company received further cash proceeds of $26,500 from subscriptions to issue 530,000 common shares. Additionally, the Company’s Chief Executive Officer agreed to accept 150,000 common shares as settlement of $7,500 due to him for unpaid remuneration.    As of the date of these financial statements, the Company has not issued the shares pursuant to this private placement or debt settlement.  Proceeds from the subscription receipts were used to pay outstanding payables and fund day-to-day operations.

Since inception, the Company has financed its operations from private financing, and occasionally from stockholder advances. The Company has suffered recurring losses from operations and at June 30, 2004 has a working capital deficiency of $39,243 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.

The net proceeds for the private placement is to provide working capital for the third quarter of the Company’s 2004 fiscal year, to allow further development of the URO-Stent technology and to provide professional fees to proceed for a contemplated next round of financing, which will be required  to advance with the MDMI research and development agreement .  The contemplated financing will be equity in nature, and in the one million dollar range.  Management will focus its attention on completing this financing during the third quarter of fiscal 2004.  There is no assurance that this financing will be completed.  Should the Company be unable to complete this financing, it may be unable to fulfill its obligations under the MDMI agreement at which time it will have to renegotiate the terms of the agreement.

Critical Accounting Policies and Estimates

The Company’s consolidated interim financial statements are prepared ~~in~~ in accordance with accounting principles generally accepted in the United States of America.  An accounting policy that is critical to the understanding of the Company’s financial statements is the accounting for its Licence Agreement.  The Company’s consolidated interim financial statements are prepared in accordance with previous years, except for the change from the use of the Canadian dollar as the functional currency, to the use of the U.S. dollar as the functional currency.

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

In February 2004, we issued 500,000 shares of our common stock to MDMI pursuant to the agreement described above in exchange for a licence to the Thermal Ablation Technology.  The value assigned to this share issuance was based upon the quoted market price for our common shares.  Due to uncertainty over whether we can raise sufficient financing proceeds to fund the research and development with MDMI, we have written off the licence to research and development in the six months ended June 30, 2004..

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

Effective January 1, 2004, the Company also changed its functional currency to the U.S. dollar as the Company has continued its operations from Canada into the State of Wyoming in the United States of America and is seeking financing for its operations in US dollars through US equity markets.  Transactions denominated in currencies other than the functional currency are recorded in the functional currency using the exchange rates in effect on the transaction date.  Monetary assets and liabilities in denominated in Canadian dollars are translated at the rate of exchange prevailing at the balance sheet date.  Exchange gains and losses arising therefrom are included in net loss for the period.  The financial information for the three months and six months ended June 30, 2003 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during the three month period.

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

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2003 the Company incurred a cumulative net loss of $2,391,666 from its inception. In the six months ended June 30, 2004 the net loss from operations was $474,955.  It is anticipated that negative cash flows from operations will continue for the foreseeable future.

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

Dependence on Financing

The Company's capital requirements have been and will continue to be significant. The Company will be dependent on future financing to fund its research and development as well as other working capital requirements. In addition, if the Company decides to proceed with the MDMI Research and Development agreement, it will require $500,000 to meet the obligations under the MDMI Research and Development agreement.  The Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

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

Item 3.

Controls and Procedures

As of June 30, 2004, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

GLOBAL PRECISION MEDICAL INC.
(Registrant)

Date: August 17, 2004	By:	/s/ Lindsay Semple
Lindsay Semple Chief Executive Officer and Acting Chief Financial Officer