Form 10QSB
period 2004-09-30
GLOBAL PRECISION MEDICAL INC
filed 2005-03-04
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

(X)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

Yes   X   No

As of February 15, 2005, 11,553,075 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X

 PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Balance Sheets
(Expressed in US Dollars)
	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

CURRENT
Cash	$ 590	$ 37,029
Receivables	9,503	6,530
Prepaid expenses	7,330	1,019
TOTAL CURRENT ASSETS	17,423	44,578
LICENCE AND PATENTS (NOTE 5)	-	2,290,658
TOTAL ASSETS	$ 17,423	$ 2,335,236

Liabilities and Stockholders’ Equity (Capital Deficit)

LIABILITIES

Current
Accounts payable	$ 34,734	$ 18,938
Accrued liabilities	23,736	30,951
Due to stockholder (Note 6)	3,043	758
TOTAL LIABILITIES	61,513	50,647
Stockholders’ Equity (Capital Deficit)
Capital Stock (Note 7)
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares
(December 31, 2003 – 9,035,075)	4,158,688	3,897,788
Common stock to be issued (Note 8)	172,400	172,400
Additional paid-in capital	200,462	150,973
Deficit accumulated during the development stage	(5,030,734)	(2,391,666)
Accumulated other comprehensive income -
Foreign exchange gains	455,094	455,094
TOTAL STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	(44,090)	2,284,589
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	$ 17,423	$ 2,335,236
The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars)
	Nine months Ended September 30,		Three Months Ended September 30,		For the Period August 24, 1990 (inception) to
	2004	2003	2004	2003	September 30, 2004
					(cumulative)
Expenses (Recovery)
Accounting and audit	$ 42,371	$ 17,454	$ 13,878	$ 10,011	$ 93,339
Amortization	193,476	178,007	64,786	59,336	452,000
Business development	473	19,263	169	-	20,028
Consulting (Note 9)	88,638	6,422	(30,970)	2,141	269,601
Filing Fees	549	539	40	-	1,865
Bank Charges	509	350	237	114	1,169
Foreign exchange (gain)	529	(3,199)	2,568	(399)	529
Legal fees	10,320	2,700	1,311	920	13,021
Office	10,104	10,502	3,262	4,639	32,686
Rent	-	-	-	-	712
Research and development (Notes 9 and 10)	173,594	19,877	(5,923)	-	233,309
Stockholder information	2,266	1,583	1,619	509	4,737
Transfer agent	2,527	1,755	563	189	5,030
Travel	1,530	2,917	391	23	5,227
Write-down of licence and patents (Note 5)	2,112,182	-	2,112,182	-	2,112,182
Loss from continuing operations	(2,639,068)	(258,170)	(2,164,113)	(77,483)	(3,245,435)
Loss from discontinued operations	-	-	-	-	(1,785,299)
Net loss for the period	(2,639,068)	(258,170)	(2,164,113)	(77,483)	(5,030,734)
Foreign exchange translation adjustments	-	367,987	-	32,171	455,094
Comprehensive income (loss) for the period	$ (2,639,068)	$ 109,817	$ (2,164,113)	$ (45,312)	$ (4,575,640)

Loss per share – basic and diluted	$ (0.27)	$ (0.03)	$ (0.21)	$ (0.01)

Weighted average shares outstanding	9,637,279	8,126,825	10,149,249	8,126,825

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
	Nine months Ended September 30,		Three Months Ended September 30,	From August 24, 1990 (inception) to
	2004	2003	2004	2003	September 30, 2004
					(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$ (2,639,068)	$ (258,170)	$ (2,164,113)	$ (77,483)	$ (3,245,435)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of licence and patents	2,112,182	-	2,112,182	-	2,112,182
Common stock issued included in research and development expense	160,000	-	-	-	160,000
Amortization	193,476	178,007	64,786	59,336	452,000
Stock-based compensation	49,489	-	(51,702)	-	49,489
Common stock issued as compensation	-	-	-	-	172,400
Expenses settled by issuance of capital stock	-	-	-	-	6,000
Net changes in non-cash working capital items (Note 12)	(703)	30,267	7,538	15,312	40,993
Cash used in continuing operations	(124,624)	(49,896)	(31,309)	(2,835)	(252,371)
Cash used in discontinued operations	-	(2,494)	-	(1,374)	(1,667,154)
Cash used in operating activities	(124,624)	(52,390)	(31,309)	(4,209)	(1,919,525)
Cash flows used in investing activities
Acquisition of patents	(15,000)	-	-	-	(15,000)

Cash flows from financing activities
Advances from (to) stockholder	9,785	63,062	(1,241)	15,177	633,825
Capital stock issued for cash	93,400	-	26,500	-	1,320,461
Cash provided by financing activities	103,185	63,062	25,259	15,177	1,954,286
Net increase (decrease) in cash position	(36,439)	10,672	(6,050)	10,968	19,761
Effect of foreign exchange on cash	-	(6,316)	-	(3,871)	(19,171)
Cash, beginning of period	37,029	3,117	6,640	376	-
Cash, end of period	$ 590	$ 7,473	$ 590	$ 7,473	$ 590
Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -	$ -	$ 9,243
Income taxes	$ -	$ -	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended September 30, 2004, the Company issued 500,000 shares of common stock, valued at $160,000 pursuant to a research and development agreement (Note 10).  The stock issue was charged to research and development expense.

During the nine months ended September 30, 2004, the Company settled $7,500 of stockholder debt with the issue of 150,000 common shares (Note 7).

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Unaudited)
(Expressed in US Dollars)

					Deficit,
					accumulated	Accumulated	Total
	Common Stock			Additional	during the	Other	Stockholders’
			Common	Paid-in	development	Comprehensive	Equity
	Shares	Amount	Stock to be issued	Capital	stage	Income (loss)	(Capital Deficit)
Issued for cash on inception in August 1990, at $0.04 per share	125,000	$5,470	$-	$-	$-	$-	$5,470
Loss for the year ended December 31, 1994	-	-	-	-	(9,718)	-	(9,718)
Foreign currency translation adjustment	-	-	-	-	-	95	95
Balance, December 31, 1994	125,000	5,470	-	-	(9,718)	95	(4,153)
Loss for the year	-	-	-	-	(2,637)	-	(2,637)
Foreign currency translation adjustment	-	-	-	-	-	(128)	(128)
Balance, December 31, 1995	125,000	5,470	-	-	(12,355)	(33)	(6,918)
Issued to settle stockholder loan at $1.10 per share	110,806	121,889	-	-	-	-	121,889
Subscriptions received	-	-	30,434	-	-	-	30,434
Loss for the year	-	-	-	-	(180,728)	-	(180,728)
Foreign currency translation adjustment	-	-	-	-	-	146	146
Balance, December 31, 1996	235,806	127,359	30,434	-	(193,083)	113	(35,177)
Subscriptions received	-	-	342,928	-	-	-	342,928
Loss for the year	-	-	-	-	(261,160)	-	(261,160)
Foreign currency translation adjustment	-	-	-	-	-	(1,092)	(1,092)
Balance, December 31, 1997	235,806	127,359	373,362	-	(454,243)	(979)	45,499
Issued for cash at $2.53 per share	33,333	84,283	-	-	-	-	84,283
Subscriptions received	-	-	136,201	-	-	-	136,201
Loss for the year	-	-	-	-	(282,946)	-	(282,946)
Foreign currency translation adjustment	-	-	-	-	-	(1,080)	(1,080)
Balance, December 31, 1998	269,139	211,642	509,563	-	(737,189)	(2,059)	(18,043)
Issued for cash on private placement at $2.97 per share	101,000	300,247	-	-	-	-	300,247
Issued to settle stockholder loan at $1.01 per share	133,333	134,608	-	-	-	-	134,608
Subscriptions received	-	-	131,998	-	-	-	131,998
Issued to settle subscriptions at $1.94 per share	331,250	641,561	(641,561)	-	-	-	-
Issued to settle accounts payable at $2.02 per share	1,000	2,019	-	-	-	-	2,019
Loss for the year	-	-	-	-	(350,666)	-	(350,666)
Foreign currency translation adjustment	-	-	-	-	-	5,334	5,334
Balance, December 31, 1999 – carried forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit) - Continued
(Unaudited)
(Expressed in US Dollars)
					Deficit,
					Accumulated	Accumulated	Total
	Common Stock		Common	Additional	During the	Other	Stockholders’
			Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 1999 – brought forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497
Loss for the year	-	-	-	-	(294,129)	-	(294,129)
Foreign currency translation adjustment	-	-	-	-	-	(4,854)	(4,854)
Balance, December 31, 2000	835,722	1,290,077	-	-	(1,381,984)	(1,579)	(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services (Note 8)	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 10)	500,000	160,000					160,000
Issued for cash on private placement at $0.05 per share (Note 7)	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share (Note 7)	150,000	7,500	-	-	-	-	7,500
Stock based compensation (Note 9)	-	-	-	49,489	-	-	49,489
Loss for the period	-	-	-	-	(2,639,068)	-	(2,639,068)
Balance, September 30, 2004	11,553,075	$4,158,688	$172,400	$200,462	$(5,030,734)	$455,094	$(44,090)
The accompanying notes are an integral part of these consolidated interim financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Global Precision Medical Inc.

 (A Development Stage Company)

Notes to Interim Consolidated Financial Statements

Nine Months Ended September 30, 2004

(Expressed in United States dollars)

1.

Consolidated Interim Financial Statements

All figures as at and for the periods ended September 30, 2004 and 2003 are unaudited.

The consolidated interim financial statements of the Company have been prepared by management without audit in accordance with generally accepted accounting principles in the United States of America for interim financial statements and stated in United States dollars.  The disclosures in these consolidated interim financial statements prepared in accordance with the requirements of generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. These consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 2003 and 2002.

Results of operations for interim periods may not be indicative of annual results.

2.

Nature of Business

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in August 2002.  In all, the Company divested itself of all mineral leases and all further financial obligations with respect to those properties and of all located claims and ceased to be involved in the mining business.  On September 23, 2002 the Company entered into an exclusive worldwide Technology Licence Agreement to commercialize and further develop the technology known as the URO-Stent (the “Licence”).  The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia.   BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men. At September 30, 2004, in light of the difficulties in raising funds for development, management wrote off the remaining carrying value of the Licence and Patents.  However, the Company does intend to continue pursuing financing for the URO-Stent development.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at September 30, 2004, the Company has recognized no revenue, has accumulated losses of $5,030,734 since its inception, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, the development of the URO-Stent, raising additional financing and, ultimately, positioning the Company for profitable operations. Together with other activities slated for the next twelve months, approximately $156,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining long-term financing to fully develop the URO-Stent and to bring it to the commercial market. There can be no assurance that such financings will occur.

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

Effective January 1, 2004, the Company also changed its functional currency to the U.S. dollar as the Company has continued its operations from Canada into the State of Wyoming in the United States of America and is seeking financing for its operations in US dollars through US equity markets.  Transactions denominated in currencies other than the functional currency are recorded in the functional currency using the exchange rates in effect on the transaction date.  Monetary assets and liabilities denominated in Canadian dollars are translated at the rate of exchange prevailing at the balance sheet date.  Exchange gains and losses arising therefrom are included in net loss for the period.  The financial information for the nine months and the three months ended September 30, 2003 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during the reporting period.

No restatement of comparative numbers was made for the change in functional currency.  The change was adopted prospectively.

5.  Licence and Patents

License and Patents are comprised as follows:

	September 30,	December 31,
	2004	2003

License	$ 2,573,774	$ 2,573,774
Patents	15,000	-
	2,588,774	2,573,774
Accumulated amortization	(476,592)	(283,116)
Write-down of remaining balance	(2,112,182)	-
	$ -	$ 2,290,658

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

At September 30, 2004, Management reviewed the status of the Stent program and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  However, the Company does intend to continue pursuing financing for the Stent development.

6.  Due to Stockholder

The amount due to the Company’s chief executive officer in respect of unpaid fees is non-interest bearing and payable on demand.  Subsequent to September 30, 2004, the chief executive officer advanced approximately an additional $20,000 (Cdn $25,000) under similar terms to the Company as working capital for day-to-day operations.

7.  Capital Stock

During the nine months ended September 30, 2004, the Company issued 2,018,000 common shares at $0.05 per share in a private placement for proceeds of $100,900.  Included in the shares issued, were 150,000 common shares issued to the Company’s Chief Executive Officer at $0.05 as settlement of $7,500 (based on the price of the private placement) due to him for unpaid remuneration.  The remaining 1,868,000 commons shares were issued for cash proceeds of $93,400.

8.  Common Stock to be Issued

The Company’s Board of Directors approved the issuance of a total of 670,000 common stock pursuant to agreements dated in October and December 2003 with an aggregated value of $172,400 (based on the quoted market value of the Company’s common stock on the respective agreement dates) to be issued to four individuals as compensation for consulting services performed during the year ended December 31, 2003.  Included in the shares to be issued are 450,000 common shares issuable to two directors and an officer having a value of $113,000 based on the quoted market value of the Company’s common stock on the respective agreement dates.  To date, the shares have not yet been issued.

9.  Stock Options and Warrants

    (a) Stock options

The Company had the following stock options outstanding at September 30, 2004

	Number	Average Exercise Price
Balance outstanding, January 1, 2004	750,000	$1.80
Granted	1,865,000	$0.40
Cancelled	(875,000)	$1.60
Balance outstanding, September 30, 2004	1,740,000	$0.40
Balance exercisable, September, 2004	1,740,000	$0.40
Balance exercisable, December 31, 2003	400,000	$1.13

On January 30, 2004 the Company canceled all 750,000 outstanding stock options and issued 1,865,000 new stock options to directors, officers and employees with an exercise price of $0.40 and an expiry date of January 30, 2009. On June 1, 2004 a further 125,000 stock options with an exercise price of $0.40 and an expiry date of January 30, 2009 were cancelled.  The new options granted vested six months from the date of grant.  The quoted market value of the Company’s common stock on the date of repricing was $0.26 per share.

In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44 “Accounting for Certain Transactions involving Stock Compensation: an Interpretation of APB Opinion No. 25”, repricing of the 575,000 stock options granted to employees requires the option value to be measured using variable accounting whereby the intrinsic value of employee stock options is remeasured on a quarterly basis until exercised or cancelled.  For the nine months ended September 30, 2004, no additional compensation was recognized under variable accounting as the exercise price of the repriced options exceeds the quoted market value of the Company’s common stock.

Additional compensation expenses relating to the repricing of the 175,000 stock options granted to non-employees was calculated as the excess of the fair value of stock options on the date of the repricing over the original fair value of the options.  Consequently, $6,687 of additional compensation has been recorded for the repriced stock options granted to non-employees.

The weighted average fair value of new stock options granted in the nine months ended September 30, 2004 was $0.10 per option calculated using the Black Scholes Option Pricing Model with the following assumptions: Expected dividend yield – Nil%; Risk free interest rate – 3.7%; Expected volatility – 74%; Expected life – 5 years.

The following table summarizes information about the options outstanding at September 30, 2004:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 0.40	1,740,000	4.3 years	1,740,000

A further 325,000 stock options were cancelled subsequent to September 30, 2004.

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and director (for options granted for director services) stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123.

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  Fair value of unvested options are remeasured and adjusted on each balance sheet date until the options vest.  These amounts are charged to operations over the vesting period of the individual stock options.  The following amounts in respect of options granted to non-employees were charged to net loss for the period:

	For the nine months ended September 30,		For the three months ended September 30,
	2004	2003	2004	2003

Consulting (recovery)	$ 40,894	$ -	$ (5,923)	$ -
Research and development (recovery)	8,595	-	(45,779)	-
	$ 49,489	$ -	$ (51,702)	$ -

Had compensation expense on options granted on January 30, 2004 to directors been determined based on the fair value at the grant dates, as described in SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$ (2,639,068)	$ (258,170)	$ (2,164,113)	$ (77,483)

Add stock-based employee compensation expense included in reported net loss	-	-	-	-

Deduct total stock-based employee compensation expense determined under fair-value based methods for all awards	(121,093)	(963)	(20,182)	(321)

Pro-forma net loss	$ (2,760,161)	$ (259,133)	$ (2,184,295)	$ (77,804)
Loss per common share:
Basic and diluted – as reported	$ (0.27)	$ (0.03)	$ (0.21)	$ (0.01)
Basic and diluted – pro- forma	$ (0.29)	$ (0.03)	$ (0.22)	$ (0.01)

    (b) Stock purchase warrants

      A summary of share purchase warrant activities for the period is as follows:

Expiry date	Exercise Price	Outstanding December 31, 2003	Granted during period	Exercised during period	Expired during period	Outstanding September 30, 2004
November 27, 2004	$2.00	33,334	-	-	-	33,334
November 30, 2005	$0.60-$1.00	454,125	-	-	-	454,125*
		487,459	-	-	-	487,459

*

Each share purchase warrant entitled the holder to purchase one common share for $0.60 per share during the period from November 30, 2003 to November 30, 2004 and one common share for $1.00 per share thereafter until expiry on November 30, 2005.

Subsequent to September 30, 2004, the 33,334 outstanding share purchase warrants with a November 27, 2004 expiry date, and an exercise price of $2.00 expired without being exercised.

10.   Commitments

On December 2, 2003 the Company entered into a Research and Development agreement to acquire an exclusive worldwide License from MDMI Technologies Inc., (“MDMI”) of Richmond, British Columbia, a company with an officer and director in common, to apply their proprietary “Thermal Ablation Technology” to augment the Company’s Urethral Stent in the treatment of Benign Prostate Hyperplasia (BPH).

Under the research and development agreement expiring on November 30, 2004, MDMI was to provide research and development services to the Company to re-engineer the device and take the Thermablate Technology through to animal trials.  The Company had retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company with a non-dilution provision of ten percent ownership. To proceed with the Thermablate technology R&D program, the Company was committed to fund an initial budget of $500,000. Furthermore, under the terms of the agreement, the Company was to pay MDMI a royalty fee not to exceed 2.5% of established selling prices of any devices and/or technology development under the agreement.  The Research and Development agreement between the Company and MDMI would also investigate possible means of integration of the MDMI Thermal Ablation Technology to medical procedures involving the use of the Company’s URO-stent in the successful treatment of BPH.

The first 500,000 common shares for the acquisition of the Thermablate Technology licence were issued on February 27, 2004. The cost assigned to the licence acquisition based upon the quoted market value of the Company’s common stock was $160,000.  This amount was written off at September 30, 2004 to Research and Development Expense due to concerns about the Company’s ability to raise sufficient funds prior to expiry of the agreement and the recoverability of the remaining carrying value of the Licence and Patents.

Payment of the initial $500,000 in connection with this agreement has not been made by the Company and the Research and Development agreement expired on November 30, 2004, without further renewal.

11.  Related Party Transactions

In addition to the related party transactions described elsewhere in these consolidated financial statements, the Company had the following related party transactions:

a)

During the nine months ended September 30, 2004, the Company paid and charged to research and development expense $5,000 to the Licensor (Note 5) for the purposes of continuing to develop the technology used in the Stent (nine months ended September 30, 2003- $12,500).

b)

During the nine months ended September 30, 2004, the Company paid officers and/or directors of the Company $47,743 in consulting fees (nine months ended September 30, 2003 - $6,422).

All related party transactions have been recorded at the amounts agreed upon by the parties.

12.   Statements of Cash Flows Information

	For the nine months ended September 30,		For the three months ended September 30,		For the period from August 24, 1990 (inception) to September
	2004	2003	2004	2003	30, 2004
Changes in non-cash working capital items					(cumulative)

Receivables	$ (2,973)	$ 2,416	$ (1,933)	$ 1,707	$ (7,283)
Prepaid expenses	(6,311)	-	(362)	-	(6,311)
Accounts payable	15,796	17,148	6,240	10,037	33,260
Accrued liabilities	(7,215)	10,703	3,593	3,568	21,327
	$ (703)	30,267	$ 7,538	$ 15,312	$ 40,993

13.  New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The implementation of these new standards is not expected to have a material effect on the Company's consolidated financial statements.

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

The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men. The URO-Stent has been developed by a team of scientists, clinicians and medical specialists in Moscow in conjunction with IMET.  The URO-Stent is braided from a proprietary NiTi shape-memory alloy wire that utilizes its unique shape-memory properties such that when the stent is released into the prostate by a catheter delivery system, and, as it reaches body temperature, the stent expands allowing the radial tension of the wire net to hold the blocked portion of the lumen in an open position.  The URO-Stent has several advantages over competitive stent technologies: atraumatic design (no sharp ends), more radial rigidity, non-kinkable yet flexible while keeping the lumen diameter constant. The primary advantage of using a stent to treat BPH is the offer for a safer, easier and faster solution to the debilitation experienced by BPH sufferers.  In the procedure, the stent acts as a scaffold maintaining an open lumen.

The Company has undertaken to commercialize the stent by moving towards regulatory approval for use and sale with the ultimate goal of attaining Health Canada and FDA approvals.

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

The Company has identified a medical device manufacturing and distribution company in Moscow, Russia, with the view to contract manufacturing the catheter delivery-system. For sales and distribution in Asia and North America if and when the relevant regulatory approvals are achieved for those respective jurisdictions, the Company intends to contract with MDMI Technologies Inc. (“MDMI”), a Canadian medical device company with a marketing network in Asia and North America.

The Company is dependent on patent protection and in the early stages of development and production it is dependent on various strategic alliances: Russian National Academy of Science, Department of Urology Moscow Medical Semashko Institute, Department of Materials and Metals Engineering, the A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science and MDMI in British Columbia.  Maintaining a satisfactory working relationship with these groups is essential to acquiring the NiTi wire to manufacture the URO-Stent.  The URO-Stent has IP protection in that it has been granted a patent by the Patent Office of Russia and is the subject of a pending application under the international Patent Cooperation Treaty. Moving forward, the Company has engaged TransTechnology (Moscow) to coordinate with the Company’s Patent Attorneys to manage the IP of the URO-Stent and any other devices that may emerge from the special properties of the IMET NiTi to which the Company has rights.

On December 2, 2003, the Company entered into an agreement to acquire an exclusive worldwide Licence from MDMI to apply their proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of BPH.  Under a Research and Development agreement, expiring on November 30, 2004, MDMI was to provide Research and Development (“R&D”) services to investigate whether not the thermal ablation process currently used to treat menorrhea in women is transferable to treating the prostate in men suffering enlarged prostates.  The R&D agreement provided for MDMI engineers and researchers to take the Thermablate Technology through to animal trials.  The Company retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company (of which 500,000 common shares were issued in February 2004) with, upon completion of the share issuance, a non-dilution provision of ten percent ownership. The R&D agreement expired on November 30, 2004 without further renewal.  However, the Company will continue to contract the services of MDMI on an as needed basis to carry out other research and development, protocol for clinical trials and regulatory consultations.

At September 30, 2004, Management reviewed the status of the URO-Stent program and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value of $2,118,182 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  However, the Company does intend to continue pursuing financing for the URO-Stent development.

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

On June 1, 2004, Michel Coderre resigned as President, Director and Chairman of the Board of Directors of the Company and on December 6, 2004, Gregory Ledding resigned from the Board of Directors.

The Company has not had any revenues from operations in each of the last two fiscal years nor in the period January 1, 2004 through to the date of this document.

PLAN OF OPERATION

Management’s plan for the next twelve months calls for the Company to further develop the URO-Stent technology and to prepare the documentation based on Russian clinical trials for an application for regulatory approval in Canada. Although, the R & D agreement between the Company and MDMI has expired on November 30, 2004, without further renewal, the Company intends to continue pursuing financing for the URO-Stent development.

(i)

It is anticipated that the Company’s continuing operations will consume approximately $13,000 per month during the next twelve months

(ii)

Under the terms of the Consortium Agreement, the technology and production process will be validated and transferred to North America and approvals for the use and sale of the URO-Stent will be applied for in Canada.

Further product R&D is needed to improve the performance of the URO-Stent to meet North American medical requirements and the Company will then be relying on MDMI, which has extensive experience in device design, manufacturing and operational systems to implement improvements.

(iii)

In the next twelve months there are no anticipated needs for the purchase of plant or equipment

(iv)

The Company has no employees currently, as work is contracted out to consultants.

At September 30, 2004, the Company has not yet generated revenue to date, has a working capital deficiency of $44,090 (December 31, 2003 - $6,069) and has an accumulated deficit as at September 30, 2004 of $5,030,734 (December 31, 2003 - $2,391,666). These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2003 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Liquidity

At September 30, 2004 the Company had cash in the amount of $590 available.  During the upcoming twelve months it is anticipated that the Company will require $156,000 in working capital to finance ongoing operations. Subject to the ability of the Company to raise money from investors, funds for ongoing operations will continue to be funded by way of private placements.

During the nine months ended September 30, 2004, the Company received $93,400 for a private placement of 1,868,000 shares at $0.05 per share, for total cash proceeds of $93,400. Additionally, the Company’s Chief Executive Officer agreed to accept 150,000 common shares as settlement of $7,500 due to him for unpaid remuneration.  Proceeds from the subscription receipts were used to pay outstanding payables and fund day-to-day operations.

Since inception, the Company has financed its operations from private financing, and occasionally from stockholder advances. The Company has suffered recurring losses from operations and at September 30, 2004 has a working capital deficiency (current assets less current liabilities) of $44,090, which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.

The net proceeds for the private placement provided working capital for the third quarter of the Company’s 2004 fiscal year.  To proceed further, the Company must raise additional funds to allow further development of the URO-Stent technology. In the interim, a stockholder of the Company advanced Cdn$25,000 (approximately US$20,000) subsequent to September 30, 2004 to provide working capital for day to day operations.

Critical Accounting Policies and Estimates

The Company’s consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  An accounting policy that is critical to the understanding of the Company’s financial statements is the accounting for its Licence Agreement.  The Company’s consolidated interim financial statements are prepared in accordance with previous years, except for the change from the use of the Canadian dollar as the functional currency, to the use of the U.S. dollar as the functional currency.

Licence Agreement

The Company’s licence agreement was recorded at a value based on an average price of the shares two days before and after the date of acquisition, issued in connection with the acquisition of the Licence Agreement, and was being depreciated on a straight-line basis over its estimated useful life of ten years.  The carrying value of the Company’s licence agreement was reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and is tested in reference to discounted cash flows.

In February 2004, we issued 500,000 shares of our common stock to MDMI pursuant to the agreement described above in exchange for a licence to the Thermal Ablation Technology.  The value assigned to this share issuance was based upon the quoted market price for our common shares.  At September 30, 2004, Management reviewed the status of the Stent program and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  However, the Company does intend to continue pursuing financing for the Stent development.

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

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2003 the Company incurred a cumulative net loss of $2,391,666 from its inception. In the nine months ended September 30, 2004 the net loss from operations (including the write-down of licenses and patents was $2,639,068.  It is anticipated that negative cash flows from operations will continue for the foreseeable future.

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

Dependence on Financing

The Company's capital requirements have been and will continue to be significant. The Company will be dependent on future financing to fund its research and development as well as other working capital requirements. The Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current stockholders of the Company will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders. Although, the R&D agreement between the Company and MDMI expired on November 30, 2004 without further renewal, in order to carry out other research and development, protocol for clinical trials and regulatory consultations, the Company will need to raise sufficient capital to contract the services of MDMI on an as needed basis.

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

A significant number of medical device companies, other companies, universities, and research institutions have filed patent applications or have been issued patents relating to stents and stent-delivery systems, and there has been substantial litigation in this area. Established companies in the medical products industry generally, and the stent industry in particular, are aggressive in attempts to block new entrants to their markets, and the Company's products, if successfully developed, may interfere with the intellectual property rights of these companies. The Company's success will depend on its products not infringing patents that the Company expects would be vigorously prosecuted. Furthermore, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if the Company successfully patents the URO-Stent, there can be no assurance that it would be able to successfully assert its patents against competing products. In addition, infringement claims against the URO-Stent could be sufficiently expensive to have a material adverse effect on the Company's results or ability to continue marketing its products. At September 30, 2004, in light of the difficulties in raising funds for development, management wrote off the remaining carrying value of the Licence and Patents.  However, the Company does intend to continue pursuing financing for the URO-Stent development and defending its IP rights.

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

Item 3.

Controls and Procedures

As of September 30, 2004, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

On August 30, 2004, the Company issued by way of private placement 1,868,000 shares at $0.05 per share, for total cash proceeds of $93,400. Additionally, the Company’s Chief Executive Officer agreed to accept 150,000 common shares as settlement of $7,500 due to him for unpaid remuneration. 7500.00..

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

GLOBAL PRECISION MEDICAL INC.
(Registrant)

Date: March 3, 2005	By:	/s/ Lindsay Semple
Lindsay Semple Chief Executive Officer and Acting Chief Financial Officer