Form 10KSB
period 2004-12-31
GLOBAL PRECISION MEDICAL INC
filed 2005-07-21
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended December 31, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X  ]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Registrant’s revenues for its most recent fiscal year $0

Aggregate market value of the 2,316,873 shares of Common Stock held by non-affiliates of the Issuer as of June 22, 2005, was $115,844. The number of shares of the Issuer’s Common Stock, no par value, as of June 22, 2005 was 11,553,075

Transitional Small Business Disclosure Format    Yes [  ]  No [X]

1

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

2

FORWARD LOOKING STATEMENT

This Annual Report on Form 10-KSB includes “forward-looking information.” All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, including without limitation, those concerning: the economic outlook for the medical device industry. Global Precision Medical Inc. is referred to herein as "we,"  "our," “the Company,” “Global” or “GPM”.  These forward-looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events and generally may be identified by the use of forward-looking words or phrases such as “believe”, “aim”, “expect”, “anticipate”, “intend”, “foresee”, “forecast”, “likely”, “should”, “planned”, “may”, “estimated”, “potential” or other similar words and phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements.

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

On September 23, 2002, the Company changed direction and entered into an exclusive worldwide Technology Licence Agreement with Global Medical Sciences Ltd. to commercialize and further develop the medical device technology known as the “URO-Stent” (the “Licence”).  The URO-Stent is used for the prevention of lumen restriction associated with BPH.  BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men. The URO-Stent has been developed by a team of scientists, clinicians and medical specialists in Moscow.

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

On December 2, 2003, the Company entered into an agreement to acquire the Licence from MDMI to apply their proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of BPH.

Under a Research and Development agreement dated December 2003 (the “R&D Agreement”), MDMI was to provide Research and Development (“R&D”) services to investigate whether or not the thermal ablation process currently used to treat menorrhea in women is transferable to treating the prostate in men suffering enlarged prostates.  The R&D Agreement provided for MDMI engineers and researchers to take the Thermablate Technology through to animal trials.  The Company retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company (of which 500,000 common shares were issued in February 2004 with a non-dilution provision of ten percent ownership).  To proceed, the Company was committed to fund an initial budget of $500,000.  Furthermore, under the terms of the R&D Agreement, the Company was to pay MDMI a royalty fee not to exceed 2.5% of established selling prices of any devices and/or technology development under said agreement. The R&D Agreement between the Company and MDMI would also investigate possible means of integration of the MDMI Thermal Ablation Technology to medical procedures involving the use of the Company’s URO-Stent in the successful treatment of BPH.

At September 30, 2004, Management reviewed the status of the Stent program and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  However, the Company does intend to continue pursuing financing for the Stent development.  Also as a result of the difficulties encountered in the capital market, the Company was unsuccessful in raising sufficient funds prior to the expiration of the R&D Agreement on November 30, 2004.  However, with respect to URO-Stent, under the 2003 Consortium Agreement the Company will continue to contract the services of MDMI on an as-needed basis to carry out other research and development, protocol for clinical trials and regulatory consultations.

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

There is a need for an alternative treatment for the 10-15% of BPH patients who are not suitable for traditional transurethral resection of the prostate (“TURP”) therapy. Less invasive methods for treating BPH are being assessed by the medical profession. These methods offer certain advantages over TURP, and have been designed to reduce cost and patient trauma, being performed on an outpatient basis with only local anesthesia.

The Company estimates that, with technology improvements in prostatic stents, there will be an increasing trend for them to replace surgical procedures although the Company expects the TURP procedure to remain the gold standard for the foreseeable future.

In the event of the requisite approvals, the Company estimates that the selling price of a URO-Stent would average $300 per unit.

Distribution Methods of the Products or Services

Through its relationships with MDMI, the URO-Stent, subject to the appropriate regulatory approvals, the marketing and distributing program of the URO-Stent is planned to tie in to the marketing system that MDMI has developed and is successfully utilizing to sell its Thermablation device in various countries around the world.  Generally the approach is;

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

The R&D Agreement with respect to Thermablation technology expired November 30, 2004.

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

Dependence on One or a Few Major Customers

Under the marketing plan, sales will not be dependent on one or a few major customers.  The device will be presented at national and international conferences to inform and influence medical specialists and opinion leaders in the field of Urology.   On a country-by-country basis selected professional bodies governing Urology in each jurisdiction will be approached to work with the Company to introduce the device as an alternative procedure to current, more expensive and more invasive procedures.

Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including duration

Patents

The Company is dependent on patent protection and, in the early stages of development and production it is dependent on various strategic alliances: Russian National Academy of Science, Department of Urology Moscow Medical Semashko Institute, Department of Materials and Metals Engineering, the A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science and MDMI in British Columbia. Maintaining a satisfactory working relationship with these groups is essential to acquiring the NiTi wire to manufacture the URO-Stent although it is believed that the wire can be sourced in the United States.

The URO-Stent has IP protection in that it has been granted a patent by the Patent Office of Russia and is the subject of a pending application under the international Patent Cooperation Treaty.  The Company’s patent lawyers in Canada will continue to work in conjunction with TransTechnology in Moscow, a State sponsored institution established to protect Russian IP, to manage the IP of the URO-Stent.

During the year ended December 31, 2004, the Company incurred $15,000 in legal and consulting fees to file patents of the Stent technology in the United States, Japan and Russia.

Licences

On September 23, 2002 the Company entered into an exclusive worldwide Technology Licence Agreement with Global Medical Sciences Ltd. (“GMS”) to commercialize and further develop the medical device technology known as the URO-Stent (the “Licence”).  The Licence was granted in consideration of the issuance of 4,030,079 restricted Common Shares of the Company with a deemed value of $4 million.  For financial accounting purposes, these shares have been recorded at a value of $2.1 million based on an average share price of the Company two days before and after the acquisition of the Licence.

In September 2004, Management reviewed the status of the URO-Stent program and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and patents, decided to write off the remaining carrying value of $2,112,182 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  However, the Company does intend to continue pursuing financing for the URO-Stent development.

The R&D Agreement between the Company and MDMI to acquire an exclusive worldwide licence from MDMI (“Thermablate Licence”) in order to apply their patented “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of BPH expired November 30, 2004, without further renewal.  However, the Company will continue to contract the services of MDMI on an as-needed basis to carry out other research and development, protocol for clinical trials and regulatory consultations.

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

The Company does not expect to begin the regulatory approval process in Canada until the second half of 2005, and CE Mark and applications for clinical trials in the United States until 2008, and will only pursue approval and marketing of its products in the countries recognizing the CE Mark, such as most European and Asian countries.

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

The amount spent on research and development activities for the fiscal year ended December 31, 2004 was $173,594 (2003 – $44,851).  The 2004 research and development expenditures of $173,594 include the issue of 500,000 common shares to MDMI which were valued at $160,000 for accounting purposes using the quoted market value of our common stock on the agreement date and charged to research and development expense.  We do not currently have any customers as production of any device for sale has not yet been achieved.

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

ITEM

4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2004.  The Company has not set a date for the annual meeting to be held in 2005.

PART II

ITEM

5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company were quoted on the NASD’s OTC Bulletin Board under the symbol “GBPMF” until March 24, 2004, when the symbol was changed to “GBPM” to reflect that the Company continued out of British Columbia and became a Wyoming Corporation. On November 17, 2004, the symbol was changed to “GBPME” to reflect that the Company was late with its required filings with the U.S. Securities & Exchange Commission. The Company’s Common Shares are not listed on any exchange.  The following table sets forth the high and low bid prices for the Company’s Common Shares as reported by the OTC Bulletin Board and Pink Sheets, LLC, reported on a fiscal quarter basis for the two most recent fiscal years ending December 31, 2004:

	Year Ended December 31, 2004		Year Ended December 31, 2003
Quarter Ended	($) High	($) Low	($) High	($) Low
March 31	0.35	0.20	1.05	0.52
June 30	0.25	0.15	1.00	0.16
September 30	0.16	0.07	0.55	0.20
December 31	0.14	0.10	0.40	0.25

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Holders

As of June 22, 2005, there were approximately 38 holders of record of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the third quarter of the year ended December 31, 2004, the Company issued securities that were not registered under the Securities Act of 1933 as follows:

An aggregate of 2,018,000 common shares of the Company’s Common Stock at $0.05 per common share were issued to 21 investors pursuant to a private placement that closed on August 30, 2004.  Included in the shares issued, were 150,000 common shares issued to the Company’s Chief Executive Officer at $0.05 as settlement of $7,500 (based on the price of the private placement) due to him for unpaid remuneration.  The remaining 1,868,000 common shares were issued for cash proceeds of $93,400 and the funds were used to pay for outstanding accounts payable and ongoing operations.

The common shares were issued by the Company pursuant to Rule 903 of Regulation S. Each of the purchasers is a Canadian citizen and resident, and the certificates issued were marked with restrictive legends and stop transfer orders were placed with the Company’s transfer agent.

ITEM

6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not had any revenues from operations in each of the last two fiscal years, nor in the last fiscal year and the period January 1, 2005, through to the date of this document.

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

(i)

It is expected that US$13,000 per month will cover telephones, regulatory administration help and literature research for the foreseeable future. Minimal staffing is required to maintain the Company while further research and monitoring of the literature on current medical developments is carried out.  Medical developments in related fields are underway that are expected to have a direct application to the shortcomings of the URO-Stent.

Together with the Company’s plan to continue the URO Stent development research, for the next 12 months, approximately $180,000 in additional funds will have to be raised by the Company over the next year.  Restenosis (proliferation of cells due to irritation) and the formation of crystals poses a challenge for the further development of the URO-Stent.  These occurrences cause blockage of the passageway formed by the stent in the urethra in a significant number of patients requiring removal of the stent.  The Company will be investigating the state-of-the-art stent coatings and drug eluting stent technology to see if there may be an existing technology applicable to the URO-Stent to overcome the problems currently associated with it.

The Company will be dependent on future financing to fund its R&D as well as other working capital requirements.  The Company is currently anticipating further subscriptions for its common stock by way of private placement but there can be no assurance that these financings will be completed or that they will result in raising sufficient proceeds for the Company to meet its current and expected working capital needs. If sufficient funding is not available, we may have to temporarily suspend or significantly scale back our planned research and development program. Until such time when further equity financing is completed, the Company is relying on advances from its Chief Executive Officer to provide the required capital for the Company to meet its operating obligations.  Subsequent to December 31, 2004, the Company’s Chief Executive Officer advanced $36,500 of non-interest bearing demand loan to the Company as working capital for day-to-day operations.

(ii)

Under the terms of the Consortium Agreement, the technology and production process will be validated and transferred to North America and approvals for the use and sale of the URO-Stent will be applied for in Canada.

Further product R&D is needed to improve the performance of the URO-Stent to meet North American medical requirements for which the Company will be relying on MDMI, which has extensive experience in device design, manufacturing and operational systems to implement improvements.

(iii)

In the next twelve months there are no anticipated needs for the purchase of plant or equipment

(iv)

The Company has no employees currently, as work is contracted out to consultants.

At December 31, 2004, the Company has not yet generated revenue to date, has a working capital deficiency of $72,986 (December 31, 2003 - $6,069) and has an accumulated deficit as at December 31, 2004 of $5,059,630 (December 31, 2003 - $2,391,666). The Company is now in the business of commercializing and developing a medical device known as the Urethral Stent (“URO-Stent”). Previously, the Company was in the exploration stage, having interests in several mineral properties, and was in the process of determining whether its mineral properties contain sufficient mineralization to merit future development and production activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2004 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

An accounting policy that is critical to the understanding of the Company’s financial statements is the accounting for its Licence and Patents, Functional Currency and Foreign Currency Translation, Research and Development Costs and Stock-Based Compensation.  The Company’s consolidated financial statements are prepared in accordance with previous years, except for the change from the use of the Canadian dollar as the functional currency, to the use of the U.S. dollar as the functional currency.

Licence and Patents

The Company’s licence and patents for intellectual property rights to the URO Stent technology was recorded at cost and was being depreciated on a straight-line basis over its estimated useful life of ten years.  The carrying value of the Company’s licence and patents was reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and is tested in reference to undiscounted cash flows. An impairment loss is recognized when the carrying amount exceeds the fair value.  As the Company has not generated any revenue, management relies on its experience and judgment in assessing the assumptions used to estimate future cash flows.  External and market condition will greatly affect management’s judgment and estimates and thus require adjustment to the carrying value of the License and Patents.

In February 2004, the Company issued 500,000 shares of our common stock to MDMI pursuant to the agreement described elsewhere in this document in exchange for a licence to the Thermal Ablation Technology.  The value assigned to this share issuance, based upon the quoted market price for our common shares, was $160,000.  This amount was subsequently written off during the year ended December 31, 2004 to research and development expense due to concerns about the uncertainty as to the recoverability of the remaining carrying value of the Licence and Patents.   At September 30, 2004, Management reviewed the status of the Stent program and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value of $2.1 million to research and development expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  However, the Company does intend to continue pursuing financing for the Stent development.

Functional Currency and Foreign Currency Translation

Effective December 31, 2003, the Company changed its reporting currency to the U.S. dollar from the Canadian dollar.  The consolidated financial statements of the Company at December 31, 2003 were translated into U.S. dollars using the current rate method.  Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date.  Stockholders’ equity (capital deficit) was translated at the applicable historical rate.  Revenue and expenses were translated at a weighted average rate of exchange for the year.  Translation gains and losses were included as part of the accumulated other comprehensive income – foreign exchange gains.

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

Research and Development Costs

The Company expensed all research and development costs as incurred, including costs related to product and technology development.

Stock-based Compensation

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to all non-employees.  Accordingly, the Company measured compensation costs at the grant date as the fair value of the options granted and recognized the costs over the vesting period.  These amounts are charged to operations over the vesting period of the individual stock options.

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation , the Company has accounted for employee and director (for options granted for director services) stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has also made the pro forma disclosures as required by SFAS 123.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 “Exchange of Non-Monetary Assets – an Amendment of APB Opinion No. 29” to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The Company is assessing the effect on the consolidated financial statements as a result of the implementation of these new standards.

Off Balance-sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2004 or as of the date of this report.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2004 and 2003
(Expressed in US Dollars)
Contents
Page
Report of Independent Registered Public Accounting Firm	15

Consolidated Balance Sheets as of December 31, 2004 and 2003	16

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004 and 2003 and for the cumulative period from August 24, 1990 (inception) to December 31, 2004	17

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the cumulative period from August 24, 1990 (inception) to December 31, 2004.	18

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the cumulative period from August 24, 1990 (inception) to December 31, 2004	19

Summary of Significant Accounting Policies	21

Notes to Consolidated Financial Statements	27

BDO Dunwoody LLP

600 Cathedral Place

Chartered Accountants

925 West Georgia Street

Vancouver, BC, Canada V6C 3L2

Telephone:  (604) 688-5421

Telefax:  (604) 688-5132

E-mail:  vancouver@bdo.ca

www.bdo.ca

Report of Independent Registered Public Accounting Firm
To the Directors and Stockholders of
Global Precision Medical Inc.
(A Development Stage Company)

We have audited the Consolidated Balance Sheets of Global Precision Medical Inc. (a development stage company) as at December 31, 2004 and 2003 and the Consolidated Statements of Operations and Comprehensive Loss, Cash Flows, and Changes in Stockholders’ Equity (Capital Deficit) for the years then ended and for the period from August 24, 1990 (inception) to December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Global Precision Medical Inc. for the period from August 24, 1990 (inception) to December 31, 2002. Such statements are included in the cumulative inception to December 31, 2004 totals on the Consolidated Statements of Operations and Comprehensive Loss, Cash Flows and Changes in Stockholders’ Equity (Capital Deficit) and reflect a net loss of 36% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from August 24, 1990 (inception) to December 31, 2002 included in the cumulative totals, is based solely upon the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Global Precision Medical Inc. (a development stage company) as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period from August 24, 1990 (inception) to December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements the Company has recognized no revenue, has accumulated losses of $5,059,630 since its inception, has difficulties in raising funds for development, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants
Vancouver, Canada
May 3, 2005

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
December 31	2004	2003

Assets

Current
Cash	$ 560	$ 37,029
Receivables	10,714	6,530
Prepaid expenses	5,424	1,019
TOTAL CURRENT ASSETS	16,698	44,578
Licence and patents (Note 2)	-	2,290,658
TOTAL ASSETS	$ 16,698	$ 2,335,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

Liabilities

Accounts payable	$ 52,903	$ 18,938
Accrued liabilities	24,925	30,951
Due to stockholder (Note 3)	11,856	758
TOTAL LIABILITIES	89,684	50,647

Stockholders’ Equity (Capital Deficit)
Capital Stock (Note 4)
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares (2003 – 9,035,075)	4,158,688	3,897,788
Common stock to be issued (Note 5)	172,400	172,400
Additional paid-in capital	200,462	150,973
Deficit accumulated during the development stage	(5,059,630)	(2,391,666)
Accumulated other comprehensive income – foreign exchange gains	455,094	455,094
TOTAL STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	(72,986)	2,284,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	$ 16,698	$ 2,335,236
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
	For the years ended December 31,		For the period from August 24, 1990 (inception) to
	2004	2003	December 31, 2004
			(cumulative)
Expenses
Accounting and audit	$ 42,698	$ 50,968	$ 93,666
Amortization	193,476	237,342	452,000
Business development	2,551	19,555	22,106
Consulting (Note 8)	109,802	180,963	290,765
Filing Fees	549	1,316	1,865
Bank Charges	565	515	1,080
Foreign exchange loss	2,556	145	2,701
Legal fees	10,320	2,701	13,021
Office	12,392	23,294	35,686
Research and development (Notes 4 and 6)	173,594	44,851	233,309
Stockholder information	2,352	2,472	4,824
Transfer agent	3,275	2,502	5,777
Travel	1,652	3,697	5,349
Write-down of licence and patents (Note 2)	2,112,182	-	2,112,182
Loss from continuing operations	(2,667,964)	(570,321)	(3,274,331)
Loss from discontinued operations	-	-	(1,785,299)
Net loss for the period	(2,667,964)	(570,321)	(5,059,630)
Foreign exchange translation adjustments	-	430,172	455,094
Comprehensive loss for the period	$ (2,667,964)	$ (140,149)	$ (4,604,536)

Loss per share – basic and diluted	$ (0.26)	$ (0.07)

Weighted average shares outstanding	10,114,916	8,297,438

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
	For the years ended December 31,		For the period from August 24, 1990 (inception) to
	2004	2003	December 31, 2004
			(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$ (2,667,964)	$ (570,321)	$ (3,274,331)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of license and patents	2,112,182	-	2,112,182
Amortization	193,476	237,342	452,000
Stock option compensation	49,489	-	49,489
Common stock issued as compensation (Note 6)	160,000	172,400	332,400
Expenses settled by issuance of capital stock	-	6,000	6,000
Net changes in non-cash working capital items (Note 9)	19,350	41,696	61,046
Cash used in continuing operations	(133,467)	(112,883)	(261,214)
Cash used in discontinued operations (Note 9)	-	(12,135)	(1,667,154)
Cash used in operating activities	(133,467)	(125,018)	(1,928,368)
Cash flows used in investing activities
Acquisition of patents	(15,000)	-	(15,000)

Cash flows provided by financing activities
Advances from stockholder	18,598	22,117	642,638
Capital stock issued for cash	93,400	145,500	1,320,461
Cash provided by financing activities	111,998	167,617	1,963,099
Net increase (decrease) in cash	(36,469)	42,599	19,731
Effect of foreign exchange on cash	-	(8,687)	(19,171)
Cash, beginning of period	37,029	3,117	-
Cash, end of period	$ 560	$ 37,029	$ 560
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ 9,243
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2004, the Company:
a)	Issued 500,000 shares of common stock, valued at $160,000 pursuant to a research and development agreement (Note 6). The stock issue was charged to research and development expense; and
b)	Issued 150,000 common shares in settlement of stockholder a loan of $7,500.
During the year ended December 31, 2003, the Company:
a)	Issued 110,000 common shares in settlement of a stockholder loan of $22,000; and
b)	Issued 40,750 common shares as a commission on the private placement
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)

					Deficit
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

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) - Continued
(Expressed in US Dollars)
					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Common	Additional	During the	Other	Stockholders’
			Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 1999 – brought forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497
Loss for the year	-	-	-	-	(294,129)	-	(294,129)
Foreign currency translation adjustment	-	-	-	-	-	(4,854)	(4,854)
Balance, December 31, 2000	835,722	1,290,077	-	-	(1,381,984)	(1,579)	(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share (Note 4)	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share (Note 4)	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above (Note 4)	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share (Note 4)	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services (Note 5)	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 6)	500,000	160,000					160,000
Issued for cash on private placement at $0.05 per share (Note 4)	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share (Note 4)	150,000	7,500	-	-	-	-	7,500
Stock option compensation (Note 4)	-	-	-	49,489	-	-	49,489
Loss for the year	-	-	-	-	(2,667,964)	-	(2,667,964)
Balance, December 31, 2004	11,553,075	$4,158,688	$172,400	$200,462	$(5,059,630)	$455,094	$(72,986)
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2004 and 2003
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  On February 4, 2003, the Company became domiciled in the State of Wyoming.  Previously, the Company was incorporated under the laws of the Province of British Columbia, Canada.  As a result of the move and becoming a US company for the year ended December 31, 2003, the Company retroactively restated its consolidated financial statements for the year ended December 31, 2003 and the cumulative period from August 24, 1990 (inception) to December 31, 2003 to conform to US GAAP and has adopted the US dollar as its reporting currency.

Until the acquisition of a licence in September 2003, the Company was previously in the mineral exploration business, having interests in several mineral properties and was in the process of determining whether its mineral properties contained sufficient mineralization to merit future development and production activities.  The Company is now in the business of commercializing and developing a medical device known as the Urethral Stent.  Accordingly, with the change of business, assets, liabilities, results of operations and cash flows relating to the mineral exploration business have been segregated in these consolidated financial statements as discontinued operations. The sale of the discontinued operations concluded in February 2003.

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

On February 5, 2003, the Company disposed of its interest in USA for $Nil proceeds to a stockholder.  The Company’s net investment in USA at the date of disposition was $Nil.  As a condition to the transfer of ownership of USA to the stockholder, any assets, rights or property deemed to be the property of USA was also to be transferred by the Company for no consideration.  No gain or loss was recognized on the transfer disposal of these net assets.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2004 and 2003
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

License and Patents

The Company’s licence and patents for the intellectual property rights to the Urethral Stent (the “License and Patents”) was recorded at cost and was being amortized on a straight-line basis over its estimated useful life of ten years, until September 2004 when the balance was written off.  Prior to the write off, the carrying value of the Company’s licence agreement and patents was reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and was tested in reference to undiscounted cash flows.  An impairment loss was recognized when the carrying amount exceeds fair value.  Because the Company has not yet generated revenue from its technology, the determination of whether or not the License and Patents has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to the recorded amounts of the License and Patents.   During the year ended December 31, 2004, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents from future cash flows, management wrote off the remaining carrying value of the Licence and Patents.  Amortization expense of $193,476 was recorded on the Licence and Patents until the time of the write-off.  Despite writing off the balance of the License and Patents, the Company intends to continue pursuing financing for the URO-Stent development.

Research and Development	Research and development costs, including product and technology development, are expensed as incurred.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2004 and 2003
Foreign Currency Translation and Transactions

Effective December 31, 2003, in connection with its redomicile to the State of Wyoming in 2003, the Company changed its reporting currency to the US dollar. The Company’s original functional currency was the Canadian dollar as its cash flows were denominated primarily in Canadian dollars.  Assets and liabilities denominated in the original functional currency were translated into US dollars at the exchange rate in effect at the balance sheet date.  Expenses and capital stock issuances were translated at the exchange rate in effect on the respective transaction dates.  Stockholders’ equity (capital deficit) was translated at the applicable historical rate. The resulting exchange gains and losses are shown as a separate component of stockholders’ equity (capital deficit).

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

Long-lived Assets and Discontinued Operations

The Company applies the recommendations of the Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  In addition, SFAS No. 144 provides guidance on accounting and disclosure for discontinued operations.

The Company was previously involved in the exploration of mineral properties.  All exploration expenditures and acquisition costs related to exploration were charged to expense in the period incurred as the Company had no established mining reserves.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2004 and 2003
Loss Per Share

Basic loss per share is calculated using the weighted average aggregate number of common shares outstanding during each period.  The diluted loss per share assumes that the outstanding stock options and share purchase warrants had been exercised at the beginning of the period.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.  Consequently, basic and diluted earnings per share are the same for the periods presented.

Common equivalent shares (consisting of shares to be issued and shares issuable on exercise of stock options and warrants and shares to be issued) totalling 2,539,125 (2003 – 1,237,459) were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation , the Company has accounted for employee and director (for options granted for director services) stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures as required by SFAS 123.

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees.  Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  These amounts are charged to operations over the vesting period of the individual stock options.  There were no options granted to non-employees during 2003.

Had compensation expense on options granted in 2004 and in prior years been determined based on the fair value at the grant dates, as described in SFAS 123, the Company's net loss and net loss per share would have been as follows:

              2004

2003

Net loss, as reported

$(2,667,964)

$(570,321)

Deduct total stock-based employee

  compensation expense determined

  under fair-value based methods for

  all awards

(121,093)

(1,282)

Pro-forma net loss

$(2,789,057)

$(571,603)

Loss per common share:

  Basic and diluted – as reported

            $(0.26)

         $(0.07)

  Basic and diluted – pro-forma

            $(0.28)

         $(0.07)

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2004 and 2003
Stock-Based Compensation - Continued

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation , the Company has accounted for employee and director (for options granted for director services) stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures as required by SFAS 123.

The weighted average fair value of new stock options granted in 2004 was $0.14 per option calculated using the Black Scholes option pricing model with the following assumptions: Expected dividend yield – Nil%; Risk free interest rate – 3.7%; Expected volatility – 74%; Expected life – 5 years.  No stock options were granted in 2003.  The fair value of each option granted in 2002 was estimated on the date of grant in 2002 using the Black Scholes option pricing method and amortized over its vesting period.

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

Development Stage

In September 2002, the Company acquired its Licence (Note 2) at which time it entered into the business of commercializing and developing a medical device known as the URO-Stent. The Company is considered a development stage company in accordance with SFAS No. 7 and currently operates in one business segment with all of its net assets located in Canada.

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

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2004 and 2003
Receivables

Receivables consisting of Canadian goods and services taxes (“GST”) recoverable are recorded when GST is paid. Accounts recoverable are written off if they are determined by Canadian taxation authorities to be ineligible for claim.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period of the first fiscal year of the registrant beginning on or after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 “Exchange of Non-Monetary Assets – an Amendment of APB Opinion No. 29” to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The Company is assessing the effect on the consolidated financial statements as a result of the implementation of these new standards.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2004 and 2003
1.	Nature of Business and Ability to Continue Operations

The Company was incorporated under the Company Act of British Columbia on August 24, 1990 and commenced operations in late 1994.  On February 5, 2003 the Company continued from British Columbia into the state of Wyoming in the United States of America.

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in august 2002.  In all, the Company divested itself of all mineral leases and all further financial obligations with respect to those properties and of all located claims and ceased to be involved in the mining business.  On September 23, 2002 the Company entered into an exclusive worldwide technology licence agreement to commercialize and further develop the technology known as the URO-Stent (the “licence”).  The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia (“BPH”).   BHP is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men. At September 30, 2004, in light of the difficulties in raising funds for development, management wrote off the remaining carrying value of the licence and patents (note 2).  However, the Company does intend to continue pursuing financing for the URO-Stent development.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at December 31, 2004, the Company has recognized no revenue, has accumulated losses of $5,059,630 since its inception, has difficulties in raising funds for development, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, raising additional financing, the development of the URO-Stent, and, ultimately, positioning the Company for profitable operations. Together with other activities to maintain the current operations and to continue with the URO Stent development research slated for the next twelve months, approximately $180,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining long-term financing to fully develop the URO-Stent and to bring it to the commercial market. There can be no assurance that such financings will occur.

While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such financings will occur.  These financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2004 and 2003
2.	License and Patents
License and Patents are comprised as follows:
2004 2003 License $ 2,573,774 $ 2,573,774 Patents 15,000 - 2,588,774 2,573,774 Accumulated amortization (476,592) (283,116) Write-down of remaining balance (2,112,182) - $ - $ 2,290,658

During 2002, the Company entered into an agreement with Global Medical Sciences Ltd. (the “Licensor”), a company with a director in common, to licence the Licensor’s intellectual property rights in a medical device known as the urethral stent (the “Stent”) for the full term of the patent rights on the Stent.  This agreement granted to the Company an exclusive worldwide licence to use the intellectual property rights to manufacture, produce, sell and otherwise commercialize the Stent in permitted countries.

In June 2004, the Company incurred $15,000 of legal and consulting costs to file patents of the Stent technology in the United States, Japan and Russia.

In September 2004, management reviewed the status of the Stent program and, in light of the difficulties in raising funds for development of the Stent and the uncertainty as to the recoverability of the carrying value of the license and patents, decided to write off the remaining carrying value of the license and patents in accordance with SFAS No. 144.  The Company, however, intends to continue pursuing financing for the Stent development.

3.	Due to Stockholder

At December 31, 2004 and 2003, the amounts due to the Company’s Chief Executive Officer for unpaid fees and advances to the Company totaling $11,856 (2003 - $758) are non-interest bearing and due on demand.

Subsequent to December 31, 2004, the Chief Executive Officer advanced approximately an additional $36,500 (Cdn$44,500) under similar terms to the Company as working capital for day-to-day operations.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2004 and 2003
4.	Capital Stock
	a)	Private Placements

During the year ended December 31, 2004, the Company issued 2,018,000 common shares at $0.05 per share in a private placement.  Included in the private placement were 150,000 common shares issued to the Company’s Chief Executive Officer at $0.05 per share as settlement of $7,500 (based on the price of the private placement) due to him for unpaid remuneration.  The remaining 1,868,000 common shares were issued for cash proceeds of $93,400.

During the year ended December 31, 2003 the Company issued an aggregate of 908,250 units for net proceeds of $173,500 pursuant to a private placement.  Each unit comprised one common share and one-half share purchase warrant.  Each whole share purchase warrant entitles the holder to purchase one common share for $0.60 per share for the period from November 30, 2003 to November 30, 2004 and one common share for $1.00 per share thereafter until expiry on November 30, 2005.  At December 31, 2004, all 454,125 whole warrants were outstanding.

Included in the private placement were $22,000 of stockholder loans converted into 110,000 units and other payables of $6,000 due to the spouse of a director as reimbursement of expenses converted into 30,000 units. Also included in the private placement, 40,750 units were issued as a commission on the private placement issue.  No gain or loss was recognized on the settlement of debts.

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

			Weighted
			Average
			Exercise
		Number	Price
	Balance outstanding, January 1, 2003 and 2004	750,000	$1.80
	Granted	1,865,000	$0.40
	Cancelled	(1,200,000)	$1.28
	Balance outstanding, December 31, 2004	1,415,000	$0.40
	Balance exercisable, December 31, 2004	1,415,000	$0.40
	Balance exercisable, December 31, 2003	400,000	$1.13

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2004 and 2003
4.	Capital Stock - Continued
The following table summarizes information about the options outstanding at December 31, 2004:
	Exercise		Remaining
	Price	Options	Contractual	Options
		Outstanding	Life	Exercisable
	$0.40	1,415,000	4.1 years	1,415,000

In January 2004, the Company cancelled all of the 750,000 outstanding stock options at the time and issued 1,865,000 new stock options to directors, officers and employees with an exercise price of $0.40 and an expiry date of January 30, 2009. During the year remainder of 2004, 450,000 of these new stock options were cancelled.  The new options granted vested six months from the date of grant.  The trading value of the Company’s common stock on the date of grant of the new options was $0.26 per share.  Included in the new options granted, 750,000 options were accounted for as replacements for options that were cancelled earlier in January 2004.

The grant-date fair value of stock options granted in 2004 was $0.14 per option.

In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44 “Accounting for Certain Transactions involving Stock Compensation: an Interpretation of APB Opinion No. 25”, repricing of the 575,000 stock options granted to employees requires the option value to be measured using variable accounting whereby the intrinsic value of employee stock options is remeasured on a quarterly basis until exercised, expired or forfeited.  For 2004, no additional compensation was recognized under variable accounting as the exercise price of the repriced options exceeded the quoted market value of the Company’s common stock.

Additional compensation expenses relating to the repricing of the 175,000 stock options granted to non-employees was calculated as the excess of the fair value of stock options on the date of the repricing over the original fair value of the options.  Consequently, $6,687 of additional compensation has been recorded for the repriced stock options granted to non-employees.

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees. Under this method, compensation cost is measured at the grant date as the fair value of the options granted using the Black Scholes option pricing model and is recognized over the vesting period.  The weighted average assumptions used in the fair value calculations are as follows: Expected dividend yield – Nil%; Risk free interest rate – 3.7%; Expected volatility – 74%; Expected life – 5 years.  Fair value of unvested options are remeasured and adjusted on each balance sheet date until the options vest.  These amounts are charged to operations over the vesting period of the individual stock options.  The following amounts in respect of options granted to non-employees were charged to net loss for the period:

2004 2003 Consulting $ 40,894 $ - Research and development 8,595 - $ 49,489 $ -

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2004 and 2003
4.	Capital Stock - Continued
	c)	A summary of share purchase warrant activities for the years ended December 31, 2004 and 2003 was as follows:

        Expiry date          Exercise     Outstanding      Granted       Exercised       Expired        Outstanding

                                         Price           January            during          during           during         December 31,

                                                               1, 2003              year               year              year                  2003

________________________________________________________________________________________

November 27, 2004        $2.00             33,334                      -                  -                   -                   33,334

November 30, 2005

       $0.60                      -             454,125                 -                   -                454,125

________________________________________________________________________________________

                                                             33,334            454,125                -                    -                487,459

________________________________________________________________________________________

        Expiry date          Exercise     Outstanding      Granted       Exercised       Expired        Outstanding

                                         Price           January            during          during           during         December 31,

                                                               1, 2004              year               year              year                  2004

________________________________________________________________________________________

November 27, 2004        $2.00             33,334                      -                  -               33,334                 -

November 30, 2005

       $1.00            454,125                     -                  -                   -                454,125

________________________________________________________________________________________

                                                            487,459                     -                 -                33,334          454,125

________________________________________________________________________________________

d)

In 2003, in conjunction with the Company’s move to the state of Wyoming, authorized capital was increased from 100 million no par value common shares to an unlimited number of no par value common shares.

5.	Common Stock to be Issued

During the year ended December 31, 2003, the Board of Directors approved the issuance of a total of 670,000 common stock pursuant to agreements dated in October and December 2003 with an aggregated value of $172,400 (based on the quoted market value of the Company’s common stock on the respective agreement dates) to be issued to four individuals as compensation for consulting services performed during the year ended December 31, 2003.  Included in the shares to be issued are 450,000 common shares issuable to two directors and an officer having a value of $113,000 based on the quoted market value of the Company’s common stock on the respective agreement dates.  To date, the shares have not yet been issued.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2004 and 2003
6.	Commitments

On December 2, 2003 the Company entered into a Research and Development agreement to acquire an exclusive worldwide License from MDMI Technologies Inc., (“MDMI”) of Richmond, Canada, a company with an officer and director in common, to apply their proprietary “Thermal Ablation Technology” to augment the Company’s Urethral Stent in the treatment of Benign Prostate Hyperplasia (BPH).

Under the research and development agreement, which expired on November 30, 2004, MDMI was to provide research and development services to the Company to re-engineer the device and take the Thermal Ablation Technology through to animal trials.  The Company had retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company with a non-dilution provision of ten percent ownership. To proceed with the Thermal Ablation Technology R&D program, the Company was committed to fund an initial budget of $500,000. Furthermore, under the terms of the agreement, the Company was to pay MDMI a royalty fee not to exceed 2.5% of established selling prices of any devices and/or technology developed under the agreement.  The Research and Development agreement between the Company and MDMI would also investigate possible means of integration of the MDMI Thermal Ablation Technology to medical procedures involving the use of the Company’s URO-stent in the successful treatment of BPH.

The first 500,000 common shares for the acquisition of the Thermal Ablation Technology licence were issued in February 2004 and the remaining 500,000 common shares were issuable upon MDMI achieving specific milestones.  The cost assigned to the licence acquisition based upon the quoted market value of the Company’s common stock was $160,000.  This amount was written off during the year ended December 31, 2004 to research and development expense due to concerns about the Company’s ability to raise sufficient funds and the uncertainty as to the recoverability of the remaining carrying value of the Licence and Patents (Note 2)

Payment of the initial $500,000 in connection with this agreement has not been made by the Company and the Research and Development agreement expired on November 30, 2004, without further renewal.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2004 and 2003
7.	Income Taxes

The provision for income taxes reported differs from the amounts computed by applying the cumulative Federal and Provincial/State income tax rates to the loss before tax provision due to the following:

		2004	2003
	Statutory tax rate	34%	34%
	Income taxes provision (benefit) at statutory tax rate	$(907,108)	$(193,909)
	Effect of higher tax rates of foreign jurisdictions	(43,221)	(11,406)
	Non-deductible items	176,225	21,362
	Other	-	(6,948)
	Increase in valuation allowance	774,104	190,901
		$-	$-
	The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets are as follows:
		2004	2003
	Operating loss carry-forward	$295,836	$383,473
	License	738,313	76,441
		1,034,149	459,914
	Less: valuation allowance	(1,034,149)	(459,914)
		$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.  Due to a strengthening Canadian dollar, the valuation allowance increased by approximately $23,135 (2003 - $65,000) to reflect an increase in the us dollar equivalent value of deferred tax assets.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2004 and 2003
7.	Income Taxes – Continued

During 2004, approximately $626,065 (2003 - $145,000) of Canadian losses carried forward expired reducing the valuation allowance by approximately $223,000 (2003 - $47,400).  At December 31, 2004, the Company had estimated losses carried forward of approximately $830,500 (2003 - $1,065,000) in Canada (expiring in various amounts over the period from 2005 to 2014) available to reduce future taxable income in Canada.  Due to the Company’s change of business, approximately $720,000 of the losses carried forward may be unavailable for use except against future income from mining operations.

As a result of the disposal of the Company’s US subsidiary, deferred income taxes relating to operating loss carryforwards and mineral exploration expenditures of the US subsidiary are no longer available to the Company.  The corresponding valuation allowance was reduced in 2003 for this item in the amount of approximately $276,000 accordingly.

8.	Related Party Transactions
In addition to the related party transactions described elsewhere in these consolidated financial statements, the Company had the following related party transactions:
	a)	During the year ended December 31, 2004, the Company paid $5,000 to the Licensor (Note 2) for the purposes of continuing to develop the technology used in the Stent (2003- $29,361).
	b)	During the year ended December 31, 2004, the Company paid officers and/or directors of the Company $68,907 in consulting fees (2003 - $8,562).
All related party transactions have been recorded at the exchange amount, which is the amount of consideration established and agreed upon by the parties.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2004 and 2003
9.	Statement of Cash Flows Information
a)	The components of the net change in items other than cash related to current operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:
				For the period from
				August 24, 1990
	For the years ended			(inception) to
	December 31			December 31
		2004	2003	2004
	Changes in non-cash working capital			(cumulative)
	items:
	Receivables	$(4,184)	$(4,310)	$(8,494)
	Prepaid expenses	(4,405)	-	(4,405)
	Accounts payable	33,965	17,464	51,429
	Accrued liabilities	(6,026)	28,542	22,516
		$19,350	$41,696	$61,046
b)	The components of the net change in items other than cash related to discontinued operations as reflected in the Consolidated Statements of Cash Flows are as follows:
				For the period from
				August 24, 1990
		For the years ended		(inception) to
		December 31		December 31,
		2004	2003	2004
				(cumulative)
	Loss from discontinued operations	$-	$-	$(1,785,299)
	Add items not involving cash:
	Amortization	-	-	15,399
	Debt forgiveness	-	-	(14,374)
	Writedown of assets	-	-	4,146
	Non-cash stock compensation	-	-	40,000
	Changes in non-cash working capital
	items	-	(12,135)	72,974
		$-	$(12,135)	$(1,667,154)

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 4, 2004, the Company changed their principal independent accountants from Deloitte Touche LLP (“Deloitte”), Chartered Accountants, of Vancouver, British Columbia, to BDO Dunwoody LLP (“BDO”), Chartered Accountants, of Vancouver, British Columbia, who have been engaged as the Company’s principal independent accountants for the fiscal year ended December 31, 2004 and 2003.  Deloitte had been the principal independent accountant of the Company since 1997.

Deloitte issued an unqualified opinion on the Company’s consolidated financial statements for the year ended December 31, 2002 in their report dated July 4, 2003.  However, additional paragraphs were included in their comments on Canada-United States of America reporting differences explaining that the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, and that the Company had changed its accounting policy, under Canadian generally accepted accounting principles, with respect to stock-based compensation and other stock-based payments.

The change of principal independent accountants from Deloitte to BDO was recommended by the Company’s Audit Committee to the Board of Directors.

The Board of Directors approved the appointment of BDO as independent accountants for the fiscal year ending December 31, 2004 and 2003.

There were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of such a disagreement in this report.

ITEM 8A.

CONTROLS AND PROCEDURES

As of December 31, 2004, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company’s directors and executive officers as of the date of this report:

Name and Position	Age	Director of the Company Since	Other Offices Held (2)
SEMPLE, Lindsay (1)	61	September 23, 2002	Chief Executive Officer
ELLIOTT, James (1)	47	September 23, 2002	Chief Technology Officer
WEISS, Boris (1)	41	September 23, 2002	-

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

The Audit Committee does not currently have an “audit committee financial expert”.  The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.

Under Section 16 of the Securities Exchange Act 1934, the Company’s directors and executive officers and persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission by specified due dates.  Based solely on a review of copies of such forms, or written representations of such persons, to the Company’s knowledge all of these filing requirements were satisfied, with the exception of the following directors, officers or 10% shareholders, who failed to file required forms in a timely manner:

		No. of forms not filed in a timely manner
Name	Director, Officer or 10% Shareholder	Form 3	Form 4	Number of transactions reported late or not reported
James Elliott	Director & Chief Technology Officer	-	1	2
Lindsay Semple	Director & Chief Executive Officer	-	1	4
Boris Weiss	Director	-	1	2

With the exception of James Elliott the required filings have now been made.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in 2004 but is expected to do so in 2005.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Company, for the years ended December 31, 2004, 2003 and 2002 to the Company's Named Executive Officers.

Named Executive Officers are all individuals serving as the Company’s Chief Executive Officer (“CEO”) or acting in a similar capacity during the last completed fiscal year, regardless of compensation level.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation				Long-Term Compensation			All Other Compen-sation ($)
					Awards		Payouts
	Year (2)	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Shares or Restricted Share Units ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Lindsay Semple (1) CEO	2004 2003 2002	46,730 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 10,000(3)	525,000 (5) Nil 25,000 (4)	Nil Nil Nil	Nil Nil Nil
Antonios Kripotos (6)	2002	75,000 (7)	Nil	Nil	Nil	570,000 (8)	Nil	Nil

(1)

Mr. Semple became a director and CEO of the Company effective September 23, 2002.

(2)

Fiscal year ended December 31.

(3)  Mr. Semple was awarded 100,000 common shares at a price of $0.10 per share.

(4)

These options were cancelled during the fiscal year ended December 31, 2004.

(5)

Options issued during 2004.

(6)  Mr. Kripotos served as President, a director and CEO of the Company until September 23, 2002.

(7)

Mr. Kripotos subsequently forgave payments owed by the Company of $75,000 and $6,000 in salary in 2002.

(8)

The stock options expired June 6, 2002.

No executive officer received cash compensation in excess of $100,000 during the fiscal years ended December 31, 2004, 2003 or 2002.

The Company has no employment agreements with its Executive Officers, but does have consultancy agreements with Lindsay Semple, Chief Executive Officer and James Elliott, Chief Technology Officer, described below under Certain Relationships and Related Party Transactions, Management Relationships.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(Individual Grants)

The following table sets forth the options granted to the Company’s Named Executive Officer during the fiscal year ended December 31, 2004:

Name	Securities Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at 12/31/04 Exercisable/Unexercisable (#)	Value of Unexercised in-the-Money Options/SARs at 12/31/04 Exercisable/Unexercisable ($)
Lindsay Semple, CEO	0	0	525,000/0 (2)	$0/$0 (1)

(1)

The difference between fair market value of the Company’s Common Stock at the fiscal year end December 31, 2004 and the exercise price.  An option is in-the-money if the exercise price per share is less than the market value per share.  The option exercise price of $0.40 did not exceed the trading price of the Company’s Common Stock during the fiscal year ended December 31, 2004.

(2)

See Stock Option Plan Information, Stock Option, below.

AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The Named Executive Officer(s) did not exercise any options during the most recently completed fiscal year ended December 31, 2004.

During the fiscal year ended December 31, 2004, 750,000 options exercisable at $1.00 per share were canceled.  On January 30, 2004, 1,865,000 options were granted under the Plan, exercisable at $0.40 per share until January 30, 2009, fully vested on July 30, 2004.  Of these options, 1,100,000 were granted to directors (excluding those granted to the Named Executive Officer who is also a director) of the Company and 525,000 to the Named Executive Officer.  Subsequently, 450,000 of the new options granted to two former directors were canceled.

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

The Plan allows the Board of Directors, or a committee thereof at the Board's discretion (the “Board”), to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates “(Participant”).  An aggregate of 2,000,000 shares of Common Shares has been reserved for issuance upon exercise of the options granted under the Plan.  Pursuant to the Plan:

ISOs.  The per share price to be paid by the Participant at the time an ISO is exercised shall be determined by the Board, in its discretion, at the date of grant and shall be set forth in the Option Agreement; provided, however, that such price shall not be less than (i) 100% of the Fair Market Value of one (1) Share on the date the Option is granted, or (ii) 110% of the Fair Market Value of one (1) Share on the date the Option is granted if, at that time the Option is granted, the Participant owns, directly or indirectly (as determined pursuant to Section 424(d) of the Code), more than 10% of the total combined voting power of all classes of stock of the Company (or any parent or subsidiary corporation of the Company).

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

NSOs.  The per share price to be paid by the Participant at the time an NSO is exercised shall be determined by the Board, in its sole discretion.

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

Stock Options

During the fiscal year ended December 31, 2004, 750,000 options exercisable at $1.00 per share were canceled.  On January 30, 2004, 1,865,000 options were granted under the Plan, exercisable at $0.40 per share until January 30, 2009, becoming fully vested July 30, 2004.  Of these options, 1,100,000 were granted to directors (excluding those granted to the Named Executive Officer who is also a director) of the Company and 525,000 to the Named Executive Officer.  Subsequently, 450,000 of the new options granted to two former directors were canceled..  The following options were outstanding as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,415,000	$0.40	585,000

Equity compensation plans not approved by security holders	None	N/A	N/A
Total	1,415,000	$0.40	585,000

COMPENSATION OF DIRECTORS

The Company has never compensated its directors for attending meetings.

The Board of Directors of the Company has awarded stock options to acquire Common Stock of the Company to its directors in recognition of services. The Company did re-price downward stock options granted to directors during the fiscal year ended December 31, 2004.  In January 2004, the Company canceled all stock options previously granted (750,000 options) and granted new options at a lower exercise price. See Stock Option Plan Information, Stock Options, above.

Other than consultancy agreements between the Company and each of Lindsay Semple, director and Chief Executive Officer; James Elliott, director and Chief Technology Officer as set out in Certain Relationships and Related Party Transactions, Management Relationships, no other consulting contracts have been entered into in consideration of any director’s service on the Board. There are no employment contracts, termination of employment agreements, or change-in-control arrangements with any director.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information with respect to the beneficial ownership of common stock, as of June 22, 2005, by (a) each person who is known by the Company to be the beneficial owner(s) of more than 5% of the outstanding shares of common stock, (b) each director or director nominee of the Company, (c) each of the executive officers of the Company named in the Executive Compensation, Summary Compensation Table, below, and (d) all directors, director nominees and executive officers of the Company as a group.

Persons that have the right to acquire, within 60 days of the date hereof, any shares in the Company’s Common Stock through the exercise of any option, warrant or right, or otherwise, are shown in the following table.  The directors and officers had been granted stock options in September 2002, but they were canceled effective January 30, 2004 (see Executive Compensation, Stock Options).  New options were granted in January 2004 and became fully vested July 30, 2004 (see Executive Compensation, Stock Options).

The Company has no subsidiaries and, therefore, no officer or director of the Company owned any stock in any subsidiary of the Company as of June 22, 2005.

Name and Address of Beneficial Owner	Designation or Positions Held	Amount and Nature of Beneficial Ownership	Percent of Class

GLENFIELD PARTNERS LIMITED P.O. Box 3321 Road Town Tortola VGB	5%+ Shareholder	3,155,785	27.32%
GOGNIAT, Ilona M. (1) 3784 Feurtersoey Switzerland	5%+ Shareholder	2,508,345	21.71%

SEMPLE, Lindsay #536 – 1489 Marine Drive W. Vancouver, BC V7T 1B8	Director (3) Chief Executive Officer (6)	733,332 (3)	6.35%
ELLIOTT, James R. (8) 12051 Horseshoe Way, # 115 Richmond, BC V7A 4V4	Director (5) Chief Technology Officer	947,500 (4) (7)	6.19%
WEISS, Boris 1541 Ross Road N. Vancouver, BC V7J 1V5	Director (4)	446,740 (5)	3.87%
HOLMES, Linda P.O.Box 1609 Summerland, BC V0H 1Z0	Corporate Secretary	133,000 (8)	1.15%
LEDDING, Gregory 1360 Camwell Drive W. Vancouver, BC V7S 2M5	5% Shareholder and Former Director	766,125 (6)(7)	6.63%
All current directors, nominees for director and executive officers as a group (4 persons)		2,260,572	18.74%

(1)

I. Gogniat is a sibling of Lindsay Semple, director and CEO of the Company.

(2)

Named Executive Officer.

(3)

Of this amount, Mr. Semple’s spouse owns 58,666 common shares and 15,000 warrants exercisable into common shares of the Company at $0.60 per warrant and Mr. Semple holds 134,666 common shares and 525,000 stock options exercisable at $0.40 per share.

(4)

Of this amount, Mr. Elliott owns 200,000 common shares and 525,000 stock options exercisable at $0.40 per share and his spouse owns 15,000 common shares and holds 7,500 warrants exercisable into common shares of the Company at $0.60 per warrant.

(5)

Of this amount Mr. Weiss beneficially owns 321,740 common shares through Advanced Mapping Group Ltd., which company has sole voting and dispositive power over said common shares and for which Mr. Weiss serves as President and a director; and has 125,000 stock options exercisable at $0.40 per share.

(6)

Of this amount, 125,000 common shares and 62,500 warrants exercisable into common shares of the Company at $0.60 per warrant are owned by Mr. Ledding’s spouse and Mr. Ledding holds 235,750 common shares and 17,875 warrants exercisable into common shares of the Company at $0.60 per warrant.

(7)

Effective October 27, 2003, the Company entered into a consultancy agreement with each of James Elliott, director and Chief Technology Officer, and Gregory Ledding, a former director whereby each would receive 200,000 common shares in the common stock of the Company for services that have been performed or completed by October 27, 2004.  Effective June 6, 2005, Mr. Elliott released the Company from any obligation to issue 200,000 common shares of the Company to him. The 200,000 common shares due to Mr. Ledding have yet to be issued.

(8)

Of this amount, Ms. Holmes owns 8,000 common shares and has 75,000 stock options exercisable at $0.40 per share.  Effective January 1, 2003, the Company entered into a consultancy agreement with Ms. Holmes, whereby Ms. Holmes is to receive 50,000 common shares in the common stock of the Company for services provided to the Company in fiscal 2003.

There is no arrangement known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during the past two years, or proposed transactions in excess of $60,000, to which the Company was or is to be a party in which any director, executive officer, nominee for election as a director, 5% or greater shareholder or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

Management Relationships

Effective October 27, 2003, the Company entered into a consultancy agreement with each of James Elliott, director and Chief Technology Officer, and Gregory Ledding, director.  Each to receive 200,000 shares in the Common Stock of the Company for services that have been performed or completed. These shares were recorded as common stocks to be issued as at December 31, 2004 and 2003.  Subsequent to the fiscal year ended December 31, 2004, Mr. Elliott released the Company from all responsibilities and obligations to issue 200,000 common shares reserved for compensation for services provided to the Company in 2003. Mr. Elliott did not receive and will not demand any other consideration as compensation for these services in lieu of this release.

The Company entered into a consultancy agreement with Lindsay Semple, Chief Executive Officer,, effective March 1, 2004 to March 1, 2006, to provide services consistent with that of the Chief Executive Officer in overseeing the day-to-day operations of the Company, and to execute the go-forward plan to commercialize the URO-Stent in the World’s important medical markets; to oversee corporate and securities compliance and disclosure to the Board of Directors and to the Public; and to perform such other consultative services as may from time to time be agreed upon between the parties.  Under the terms of the consultancy agreement, Mr. Semple will be paid a monthly fee of Cdn$6,000 and will reimburse Mr. Semple for reasonable expenses incurred in the execution of his duties as Chief Executive Officer.  In the event the Company is unable to pay the monthly fee, the debt is to be accrued and at the end of each three-month period the Company is to exchange shares for debt at the last private placement price less 10%.

Related Party Transactions

On August 27, 2002, the Company entered into a consulting agreement with Ilona M. Gogniat, a greater than 5% shareholder of the Company and a sibling of Lindsay Semple, to assist the Company in satisfying debt settlement agreements that had been negotiated with respect to outstanding and overdue bills payable by the Company, to assist in effecting a change of business and management, thereby enhancing shareholder value.  These services were paid for by the issuance of 100,000 shares which were registered under the Securities Act of 1933 in a Form S-8 Registration Statement. Also in August 2002, Ms. Gogniat advanced $50,000 to the Company, which amount she subsequently forgave together with $9,273 already outstanding to her. Ms. Gogniat is currently the beneficial owner of 2,508,345 common shares of the Company.

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

Gregory Ledding, who was appointed a director of the Company on January 16, 2004 and resigned on December 6, 2004, received 7,150 Units of the December 2003 private placement as commission for the private placement.  Each Unit consisted of 1 common share and 1 share purchase warrant, such that two warrants permit the Unit holder to purchase one common share in the capital stock of the Company for a period of 2 years at US$0.60 during the first year or at US$1.00 in the second year.

During the year ended December 31, 2004, the Company paid $5,000 to Global Medical Science Ltd. (“the Licensor”), a company with a director in common, to license the Licensor’s intellectual property rights in a medical device known as the URO Stent for the full term of the patent rights on the Stent.  The two parties entered into an agreement which grants the Company an exclusive worldwide license to use the intellectual property rights to manufacture, produce, sell and otherwise commercialize the Stent in permitted countries.

During the year ended December 31, 2004, the Company paid officers and /or directors of the Company $68,907 in consulting fees for day-to-day management of the Company.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

Exhibit No. per Item 601 of Regul-ation SB	Former-ly filed as Exhibit No.	The following documents were filed previously in the Company’s Form 20-F/A – Amendment No. 2, Registration Statement
3.1	1.01	Certificate of Incorporation in British Columbia and Memorandum of the Company
3.2	1.02	Articles of the Company

10.1	4.01	Option to Purchase Agreement dated February 3, 1997 among the Subsidiary, Jerry Stocks, James Bright and Richard Hillberg relating to the Pavlak Claims
10.2	4.02

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

10.9	4.09	1999 Combined Incentive and Nonqualified Stock Option Plan

		The following documents were filed previously in the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2001
10.10	4.10	Form 20, Report of Exempt Distribution, of 20,000 stock options granted to Linda Holmes on March 19, 2001
10.11	4.11	Quitclaim of Unpatented Mining Claims to John D. Bernt - December 2001 (SH and OR Claims)
10.12	4.12	Release of Mining Agreement between the Company and John D. Bernt, with respect to dropping the Bernt Claims – December 2001
10.13	4.13	Memorandum of Assignment of Mining Lease and Option to Purchase Agreement for the Pick and Shovel Claims to John D. Bernt – December 2001
10.14	4.14	Quitclaim dated January 16, 2002, with respect to the Big Ledge/Bluster claim group, from the Company to James Bright, Debbie Brown and Harvey Bellm
10.15	4.15	Quitclaim dated January 16, 2002, with respect to the Pavlak claims, from the Company to Jerry Stocks, James Bright, and Estate of Richard Hillberg

Exhibit No. per Item 601 of Regul-ation SB	Former-ly filed as Exhibit No.	The following documents were filed in the Company’s Annual Report on Form 20-F for the year ended December 31, 2002.
3.2	1.03	Certificate of Name Change from San Antonios Resources Inc. to Global Precision Medical Inc., dated October 15, 2002
3.4	1.04	Certificate of Continuance from British Columbia into Wyoming, dated February 5, 2003
3.5	1.05	BC Registrar’s final authorization of continuation into Wyoming, effective February 5, 2003

10.16	4.16	Debt Waiver Agreement between the Company and Antonios Kripotos dated July 2, 2002.
10.17	4.17	Form of Debt Settlement Agreement between the Company and each of I. Gogniat and T. Ma, dated August 27, 2002
10.18	4.18	Form of Consultant Compensation Agreement between the Company and each of I. Gogniat and Lindsay Semple, dated August 27, 2002
10.19	4.19	Letter of Intent between the Company and Global Medical Sciences Ltd. dated August 28, 2002 granting the Licence to the Company
10.20	4.20	Licence and Joint Product Development Agreement between the Company and Global Medical Sciences Ltd. dated September 23, 2002 granting the Licence to the Company
10.21	4.21	Assignment of Rights to the Licence from the Company to its wholly-owned subsidiary, San Antonios Resources (USA) Inc., dated September 23, 2002
10.22	4.22

Form of Combined Incentive and Nonqualified Stock Option Agreement, dated September 23, 2002, between the Company and: Michel Coderre, Linda Holmes, Lindsay Semple, Boris Weiss and Dr. A. Faouzi Zerrouk

10.23	4.23	Form of Combined Incentive and Nonqualified Stock Option Agreement, dated September 23, 2002, between the Company and James Elliott
10.24	4.24	2002 Combined Incentive and Non-Qualified Stock Option Plan

10.25	4.25	Form of Subscription Agreement between T. Ma and the Company, dated November 28, 2002 for 66,667 Units @ US$0.75
10.26	4.26	Form of Warrant Certificate between the Company and T. Ma dated December 6, 2002
10.27	4.27	Form of Consulting Agreement between the Company and Robert Tomjlenovic dated October 3, 2002.
10.28	4.28	Report of Exempt Distribution, British Columbia Securities Commission Report on Form 45-902F, dated January 31, 2003
10.29	4.29	Transfer of Global Precision Medical (USA) to A. Kripotos and Relinquishment of Assets, Rights or Property held by Global Precision Medical (USA) Inc. dated February 5, 2003

10-KSB Exhibit No.	The following documents were filed in the Annual Report on Form 10-KSB for the year ended December 31, 2003

4.1

Form of Subscription Agreement between the Company and 524687 B.C. Ltd., Myrna Everest, Borys Flak, Thomas A. Dickson, Robin Caldwell, Douglass B. Yackel, Jacqueline A. Semple, Carolyn E. Ledding, Dianne E. Hastings, James Burchill, Casey Sarter, John L. Heroux, Reagan T. Kehoe, Erwin Born, Scott C. Kehoe, Andre Yackel, Jennifer Huggins, Vance Minosky, Leonard T. Doust, Thomas B. Doust, Bruce A. Katz, Czeslawa Abldzewicz, George Angelomatis, Greg Ledding and Calvin Ross, dated November 30, 2003

4.2

Form of Warrant Certificate Series “B” between the Company and Myrna Everest, Borys Flak, Thomas A. Dickson, Robin Caldwell, Douglass B. Yackel, Jacqueline A. Semple, Carolyn E. Ledding, Dianne E. Hastings, James Burchill, Casey Sarter, John L. Heroux, Reagan T. Kehoe, Erwin Born, Scott C. Kehoe, Andre Yackel, Jennifer Huggins, Vance Minosky, Leonard T. Doust, Thomas B. Doust, Bruce A. Katz, Czeslawa Abldzewicz, George Angelomatis, Greg Ledding and Calvin Ross, dated December 11, 2003

4.3

Form of Stock Option Agreement dated January 30, 2004, between the Company and Michel Coderre, James Elliott, Linda Holmes, Gregory Ledding, Lindsay Semple, Boris Weiss, Ellen Dearnley and Faouzi Zerrouk

10.1	Consortium Letter of Understanding between the Company and Global Medical Sciences Limited , MDMI Technologies Inc. and Minimal Invasive Technology Ltd., dated August 1, 2003
10.2

Amendment dated December 2, 2003, to the Licence Agreement between the Company and MDMI Technologies Inc., granting an exclusive worldwide License to the Company to apply MDMI Technologies Inc.’s proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of Benign Prostate Hyperplasia

10.3	Consulting Agreement between the Company and James Elliot, dated October 27, 2003
10.4	Consulting Agreement between the Company and Gregory Ledding, dated October 27, 2003
10.5	Consulting Agreement between the Company and Linda Holmes, dated February 1, 2004
10.6	Consulting Agreement between the Company and Ellen Dearnley, dated January 30, 2004
10.7	Services Agreement between the Company and Faouzi Zerrouk, dated April 14, 2004
10.8	Consulting Agreement between the Company and Lindsay Semple, dated March 1, 2004
16.1	Letter on Change of Certifying Accountant (Deloitte Touche LLP) dated March 8, 2004, as previously filed as Exhibit 16.1 on Form 8-K, March 11, 2004.
31.1

Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

10-KSB Exhibit No.	The following documents are filed with this Annual Report on Form 10-KSB for the year ended December 31, 2004
31.1

Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K.

During the fourth quarter of 2004, no reports on Form 8K were filed.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Year ended December 31	Fees for audit of annual financial statements		Fees for review of quarterly financial statements
	$CDN	$US	$CDN	$US
2004	(1)	(1)	$18,000	$13,830
2003	$35,890	$27,756	$19,400	$13,800

Note 1

December 31, 2004 audit fees are expected to be approximately CDN$20,000 to CDN $25,000 (US$16,000 to US$20,000)

Audit-Related Fees

None.

Tax Fees

Year ended December 31	Fees for tax services
	$CDN	$US
2004	Nil	Nil
2003	Nil	Nil

All Other fees

None.

Audit Committee Prior Approval Policies

The Company’s Audit Committee Charter provides that the audit committee must pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services.  The Company’s Audit Committee has not established any policies or procedures other than those required by SEC rules on auditor independence. No non-audit services were provided by the Company's principal independent accountants in 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL PRECISION MEDICAL INC.

By:

/s/ Lindsay Semple

Name:

Lindsay Semple

Title:

Chief Executive Officer

Date:

July 20, 2005

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

July 20, 2005

Title:

Chief Executive Officer, Acting Chief Financial Officer and Director

By:

/s/ James Elliott

July 20, 2005

Title:

Director

By:

/s/ Boris Weiss

July 20, 2005

Title:

Director