Form 10QSB
period 2005-03-31
GLOBAL PRECISION MEDICAL INC
filed 2005-07-26
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

(X)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

Yes   X   No

As of July 19, 2005, 11,553,075 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X

1 of 20

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Balance Sheets
(Expressed in US Dollars)
	March 31, 2005	December 31, 2004
	(Unaudited)

Assets

Current
Cash	$545	$560
Receivables	11,303	10,714
Prepaid expenses	3,480	5,424
TOTAL ASSETS	$15,328	$16,698

LIABILITIES AND CAPITAL DEFICIT

Liabilities

Current
Accounts payable	$28,481	$52,903
Accrued liabilities	29,762	24,925
Due to related party (Note 5)	42,896	11,856
TOTAL LIABILITIES	101,139	89,684
Capital Deficit
Capital Stock
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares	4,158,688	4,158,688
Common stock to be issued (Note 6)	172,400	172,400
Additional paid-in capital	200,462	200,462
Deficit accumulated during the development stage	(5,072,455)	(5,059,630)
Accumulated other comprehensive income -
Foreign exchange gains	455,094	455,094
TOTAL CAPITAL DEFICIT	(85,811)	(72,986)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$15,328	$16,698
The accompanying notes are an integral part of these consolidated interim financial statements.

2 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars)
	Three Months Ended March 31,		For the Period August 24, 1990 (inception) to March 31, 2005
	2005	2004
			(cumulative)
Expenses (Recovery)
Accounting and audit	$ 11,714	$ 12,803	$ 105,380
Amortization	-	64,345	452,000
Business development	34	215	22,140
Consulting (Note 9)	(1,571)	48,621	289,194
Filing Fees	-	180	1,865
Bank Charges	74	141	1,154
Foreign exchange (gain) loss	(268)	(774)	2,433
Legal fees	762	8,619	13,783
Office	673	4,652	36,359
Research and development (Note 8)	-	170,807	233,309
Stockholder information	165	646	4,989
Transfer agent	463	1,706	6,240
Travel	779	656	6,128
Write-down of licence and patents (Note 4)	-	-	2,112,182
Loss from continuing operations	(12,825)	(312,617)	(3,287,156)
Loss from discontinued operations	-	-	(1,785,299)
Net loss for the period	(12,825)	(312,617)	(5,072,455)
Foreign exchange translation adjustments	-	-	455,094
Comprehensive loss for the period	$ (12,825)	$ (312,617)	$ (4,617,361)
Loss per share – basic and diluted	$ (0.00)	$ (0.03)
Weighted average shares outstanding	11,553,075	9,221,888

The accompanying notes are an integral part of these consolidated interim financial statements.

3 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
	Three Months Ended March 31,		From August 24, 1990 (inception) to
	2005	2004	March 31, 2005
			(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$ (12,825)	$ (312,617)	$ (3,287,156)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of licence and patents	-	-	2,112,182
Amortization	-	64,345	452,000
Stock option compensation (Note 7)	-	40,477	49,489
Common stock issued for expenses	-	160,000	332,400
Expenses settled by issuance of capital stock	-	-	6,000
Net changes in non-cash working capital items (Note 10)	(18,230)	8,045	42,816
Cash used in continuing operations	(31,055)	(39,750)	(292,269)
Cash used in discontinued operations	-	-	(1,667,154)
Cash used in operating activities	(31,055)	(39,750)	(1,959,423)
Cash flows used in investing activities
Acquisition of patents	-	-	(15,000)

Cash flows from financing activities
Advances from related party	31,040	4,126	673,678
Capital stock issued for cash	-	-	1,320,461
Capital stock to be issued	-	2,400	-
Cash provided by financing activities	31,040	6,526	1,994,139
Net increase (decrease) in cash	(15)	(33,224)	19,716
Effect of foreign exchange on cash	-	-	(19,171)
Cash, beginning of period	560	37,029	-
Cash, end of period	$ 545	$ 3,805	$ 545
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ 9,243
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:

During the three months ended March 31, 2004, the Company issued 500,000 shares of common stock, valued at $160,000 pursuant to a research and development agreement (Note 8).  The stock issue was charged to research and development expense.

The accompanying notes are an integral part of these consolidated interim financial statements.

4 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Unaudited)
(Expressed in US Dollars)

					Deficit,
					accumulated	Accumulated	Total
	Common Stock			Additional	during the	Other	Stockholders’
			Common	Paid-in	development	Comprehensive	Equity
	Shares	Amount	Stock to be issued	Capital	stage	Income (loss)	(Capital Deficit)
Issued for cash on inception in August 1990, at $0.04 per share	125,000	$5,470	$-	$-	$-	$-	$5,470
Loss for the year ended December 31, 1994	-	-	-	-	(9,718)	-	(9,718)
Foreign currency translation adjustment	-	-	-	-	-	95	95
Balance, December 31, 1994	125,000	5,470	-	-	(9,718)	95	(4,153)
Loss for the year	-	-	-	-	(2,637)	-	(2,637)
Foreign currency translation adjustment	-	-	-	-	-	(128)	(128)
Balance, December 31, 1995	125,000	5,470	-	-	(12,355)	(33)	(6,918)
Issued to settle stockholder loan at $1.10 per share	110,806	121,889	-	-	-	-	121,889
Subscriptions received	-	-	30,434	-	-	-	30,434
Loss for the year	-	-	-	-	(180,728)	-	(180,728)
Foreign currency translation adjustment	-	-	-	-	-	146	146
Balance, December 31, 1996	235,806	127,359	30,434	-	(193,083)	113	(35,177)
Subscriptions received	-	-	342,928	-	-	-	342,928
Loss for the year	-	-	-	-	(261,160)	-	(261,160)
Foreign currency translation adjustment	-	-	-	-	-	(1,092)	(1,092)
Balance, December 31, 1997	235,806	127,359	373,362	-	(454,243)	(979)	45,499
Issued for cash at $2.53 per share	33,333	84,283	-	-	-	-	84,283
Subscriptions received	-	-	136,201	-	-	-	136,201
Loss for the year	-	-	-	-	(282,946)	-	(282,946)
Foreign currency translation adjustment	-	-	-	-	-	(1,080)	(1,080)
Balance, December 31, 1998	269,139	211,642	509,563	-	(737,189)	(2,059)	(18,043)
Issued for cash on private placement at $2.97 per share	101,000	300,247	-	-	-	-	300,247
Issued to settle stockholder loan at $1.01 per share	133,333	134,608	-	-	-	-	134,608
Subscriptions received	-	-	131,998	-	-	-	131,998
Issued to settle subscriptions at $1.94 per share	331,250	641,561	(641,561)	-	-	-	-
Issued to settle accounts payable at $2.02 per share	1,000	2,019	-	-	-	-	2,019
Loss for the year	-	-	-	-	(350,666)	-	(350,666)
Foreign currency translation adjustment	-	-	-	-	-	5,334	5,334
Balance, December 31, 1999	835,722	1,290,077	-	-	(1,087,855)	3,275	205,497
Loss for the year	-	-	-	-	(294,129)	-	(294,129)
Foreign currency translation adjustment	-	-	-	-	-	(4,854)	(4,854)
Balance, December 31, 2000 –carried forward	835,722	$1,290,077	$-	$-	$(1,381,984)	$(1,579)	$(93,486)

The accompanying notes are an integral part of these consolidated interim financial statements.

5 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit) - Continued
(Unaudited)
(Expressed in US Dollars)
				Deficit,
				Accumulated	Accumulated	Total
	Common Stock	Common	Additional	During the	Other	Stockholders’
		Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 2000 – brought forward	835,722	$1,290,077	$-	$-	$(1,381,984)	$(1,579)	$(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 8)	500,000	160,000					160,000
Issued for cash on private placement at $0.05 per share	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share	150,000	7,500	-		-	-	7,500
Stock option compensation	-	-	-	49,489	-	-	49,489
Loss for the year	-	-	-	-	(2,667,964)	-	(2,667,964)
Balance, December 31, 2004	11,553,075	4,158,688	172,400	200,462	(5,059,630)	455,094	(72,986)
Loss for the period	-	-	- -	-	(12,825)	-	(12,825)
Balance, March 31, 2005	11,553,075	$4,158,688	$172,400	$200,462	$(5,072,455)	$455,094	$(85,811)
The accompanying notes are an integral part of these consolidated interim financial statements.

6 of 20

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Global Precision Medical Inc.

 (A Development Stage Company)

Notes to Interim Consolidated Financial Statements

Three Months Ended March 31, 2005

(Expressed in United States dollars)

1.

Consolidated Interim Financial Statements

All figures as at and for the periods ended March 31, 2005 and 2004 are unaudited.

The consolidated interim financial statements of the Company have been prepared by management without audit in accordance with generally accepted accounting principles in the United States of America for interim financial statements and stated in United States dollars.  The disclosures in these consolidated interim financial statements prepared in accordance with the requirements of generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. These consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 2004 and 2003.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at March 31, 2005, the Company has recognized no revenue, has accumulated losses of $5,072,455 since its inception, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, the development of the URO-Stent, raising additional financing and, ultimately, positioning the Company for profitable operations. Together with other activities slated for the next twelve months, approximately $180,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining long-term financing to fully develop the URO-Stent and to bring it to the commercial market. There can be no assurance that such financings will occur.

While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such financings will occur.  These financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

7 of 20

3.

Significant Accounting Policies

These interim financial statements have been prepared with generally accepted accounting principles for interim financial statements and follow the same accounting policies and methods of application as the annual financial statements for the year ended December 31, 2004.

4.  Licence and Patents

At September 30, 2004, Management reviewed the status of the Urethral Stent program (“the Stent”) and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value of $2,112,182 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  However, the Company intends to continue pursuing financing for the Stent development.

5.  Due to Related Party

The amount due to the Company’s chief executive officer in respect of unpaid fees and advances is non-interest bearing and payable on demand.  Subsequent to March 31, 2005, the chief executive officer advanced to the Company as working capital for day-to-day operations approximately an additional $12,650 (Cdn $16,000) under similar terms..

6.  Common Stock to be Issued

The Company’s Board of Directors approved the issuance of a total of 670,000 common stock pursuant to agreements dated in October and December 2003 with an aggregate value of $172,400 (based on the quoted market value of the Company’s common stock on the respective agreement dates) to be issued to four individuals as compensation for consulting services performed during the year ended December 31, 2003.  Included in the shares to be issued are 450,000 common shares issuable to two directors and an officer having a value of $113,000 based on the quoted market value of the Company’s common stock on the respective agreement dates.  To date, the shares have not yet been issued.

7.  Stock Options and Warrants

(a) Stock options

The Company had the following stock options outstanding at March 31, 2005:

	Number	Average Exercise Price
Balance outstanding, January 1, 2005 and March 31, 2005	1,415,000	$0.40
Balance exercisable, March 31, 2005 and December 31, 2004	1,415,000	$0.40

The following table summarizes information about the options outstanding at March 31, 2005:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 0.40	1,415,000	3.8 years	1,415,000

8 of 20

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

	For the three months ended March 31,
	2005	2004

Consulting	$ -	$ 34,670
Research and development	-	5,807
	$ -	$ 40,477

The weighted average fair value of the 1,415,000 stock options was $0.14 per option calculated using the Black Scholes Option Pricing Model with the following assumptions: Expected dividend yield – Nil%; Risk free interest rate – 3.7%; Expected volatility – 74%; Expected life – 5 years.

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

Had compensation expense on options granted on January 30, 2004 to directors been determined based on the fair value at the grant dates, as described in SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	For the three months ended March 31,
	2005	2004
Net loss, as reported	$ (12,825)	$ (312,617)
Deduct total stock-based employee compensation expense determined under fair-value based methods for all awards	-	(41,479)
Pro-forma net loss	$ (12,825)	$ (354,096)
Loss per common share:
Basic and diluted – as reported	$ (0.00)	$ (0.03)
Basic and diluted – pro-forma	$ (0.00)	$ (0.04)

(b)

Stock purchase warrants

A summary of fully vested share purchase warrant activities for the period is as follows:

Expiry date	Exercise Price	Outstanding December 31, 2004	Granted during period	Exercised during period	Expired during period	Outstanding March 31, 2005
November 30, 2005	$1.00	454,125	-	-	-	454,125

8.   Commitments

On December 2, 2003 the Company entered into a Research and Development agreement to acquire an exclusive worldwide License from MDMI Technologies Inc., (“MDMI”) of Richmond, British Columbia, a company with an officer and director in common, to apply their proprietary “Thermal Ablation Technology” to augment the Company’s Urethral Stent in the treatment of Benign Prostate Hyperplasia (BPH).

9 of 20

Pursuant to the Research and Development agreement, which expired on November 30, 2004, the Company issued the first 500,000 common shares for the acquisition of the Thermablate Technology licence on February 27, 2004. The cost assigned to the licence acquisition based upon the quoted market value of the Company’s common stock was $160,000.  This amount was written off to Research and Development Expense due to concerns about the Company’s ability to raise sufficient funds prior to expiry of the agreement and the recoverability of the remaining carrying value of the Licence and Patents.

Payment of the initial $500,000 in connection with this agreement has not been made by the Company and the Research and Development agreement expired on November 30, 2004, without further renewal.

9.  Related Party Transactions

In addition to the related party transactions described elsewhere in these consolidated financial statements, the Company had the following related party transactions:

a)

During the three months ended March 31, 2005, the Company received a net credit from officers and/or directors of the Company $1,571 in consulting fees (2004 – paid officers and/or directors of the Company $13,951 and recognized $34,670 of stock option compensation expense for options granted to directors and officers for consulting services).

b)

During the three months ended March 31, 2005, the Company paid and charged to research and development expense $nil to Global Medical Sciences Ltd., a company with a director in common (Note 4), for the purposes of continuing to develop the technology used in the Stent (2004 - $5,000).

All related party transactions have been recorded at the amounts agreed upon by the parties.

10.   Statements of Cash Flows Information

	For the three months ended March 31,		For the period from August 24, 1990 (inception) to March 31,
	2005	2004	2005
Net changes in non-cash working capital items			(cumulative)

Receivables	$ (589)	$ (2,635)	$ (9,083)
Prepaid expenses	1,944	(6,086)	(2,461)
Accounts payable	(24,422)	33,915	27,007
Accrued liabilities	4,837	(17,149)	27,353
	$ (18,230)	$ 8,045	$ 42,816

10 of 20

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

11 of 20

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

On December 2, 2003, the Company entered into an agreement to acquire an exclusive worldwide Licence from MDMI to apply their proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of BPH.  Under a Research and Development agreement, expired on November 30, 2004, MDMI was to provide Research and Development (“R&D”) services to investigate whether not the thermal ablation process currently used to treat menorrhea in women is transferable to treating the prostate in men suffering enlarged prostates.  The R&D agreement provided for MDMI engineers and researchers to take the Thermablate Technology through to animal trials.  The Company retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company (of which 500,000 common shares were issued in February 2004) with, upon completion of the share issuance, a non-dilution provision of ten percent ownership. The R&D agreement expired on November 30, 2004 without further renewal.  However, the Company will continue to contract the services of MDMI on an as needed basis to carry out other research and development, protocol for clinical trials and regulatory consultations.

At September 30, 2004, Management reviewed the status of the URO-Stent program and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the Licence and Patents, decided to write off the remaining carrying value of $2,112,182 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  However, the Company does intend to continue pursuing financing for the URO-Stent development.

The Company has not had any revenues from operations in each of the last two fiscal years nor in the period January 1, 2005 through to the date of this document.

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

12 of 20

The Company will be dependent on future financing to fund its R&D as well as other working capital requirements.  The Company is currently anticipating further subscriptions for its common stock by way of private placement but there can be no assurance that these financings will be completed or that they will result in raising sufficient proceeds for the Company to meet its current and expected working capital needs. If sufficient funding is not available, we may have to temporarily suspend or significantly scale back our planned research and development program. Until such time when further equity financing is completed, the Company is relying on advances from its Chief Executive Officer to provide the required capital for the Company to meet its operating obligations.  Subsequent to March 31, 2005, the Company’s Chief Executive Officer advanced approximately $12,650 (Cdn $6,000) of non-interest bearing demand loan to the Company as working capital for day-to-day operations.

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

(iii)

Through its relationship with MDMI, the Company attempts to gain Special Access (Compassionate Use) procedures in Canada which is intended to build a clinical data base in a Western-based hospital setting to lay the foundation for applications for approval and sale to both Health Canada and the FDA.

The Company does not expect to begin the regulatory approval process in Canada until the second half of 2005, and CE Mark and applications for clinical trials in the United States until 2008, and will only pursue approval and marketing of its products in the countries recognizing the CE Mark, such as most European and Asian countries.

(iv)

In the next twelve months there are no anticipated needs for the purchase of plant or equipment

(v)

The Company has no employees currently, as work is contracted out to consultants.

At March 31, 2005, the Company has not yet generated revenue to date, has a working capital deficiency of $85,811 (December 31, 2004 - $72,986) and has an accumulated deficit as at March 31, 2005 of $5,072,455 (December 31, 2004 - $5,059,630). These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2004 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements as at March 31, 2005 and December 31, 2004 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Liquidity

At July 19, 2005, the Company had cash in the amount of $560 available.  During the upcoming twelve months it is anticipated that the Company will require $180,000 in working capital to finance ongoing operations. Subject to the ability of the Company to raise money from investors, funds for ongoing operations will continue to be funded by way of private placements.

Since inception, the Company has financed its operations from private financing, and occasionally from stockholder advances. The Company has suffered recurring losses from operations and at March 31, 2005 has a working capital deficiency (current assets less current liabilities) of $85,811, which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.

To proceed further, the Company must raise additional funds to allow further development of the URO-Stent technology.

13 of 20

Critical Accounting Policies and Estimates

The Company’s consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to impairment of long-lived assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies that are critical to the understanding of the Company’s financial statements include the accounting for its Licence and Patents, Research and Development Costs and Stock-Based Compensation.

Licence and Patents

The Company’s licence and patents for intellectual property rights to the URO Stent technology was recorded at cost and was being depreciated on a straight-line basis over its estimated useful life of ten years.  The carrying value of the Company’s licence and patents was reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and is tested in reference to undiscounted cash flows. An impairment loss is recognized when the carrying amount exceeds the fair value.  As the Company has not generated any revenue, management relies on its experience and judgment in assessing the assumptions used to estimate future cash flows.  External and market conditions will greatly affect management’s judgment and estimates and thus require adjustment to the carrying value of the License and Patents.

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

14 of 20

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

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2004 the Company incurred a cumulative net loss of $5,059,630 from its inception. In the three months ended March 31, 2005 the net loss from operations was $12,825, resulting in accumulated deficit of $5,072,455 as at March 31, 2005. As the Company is still in development stage and has not determined whether the URO-stent can be brought to commercial production and sale, it is anticipated that negative cash flows from operations will continue for the foreseeable future.

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

15 of 20

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

16 of 20

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

17 of 20

Penny Stock Rule

The Company's common stock is quoted on the NASD Pink Sheets.  Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock than would otherwise be the case were the Company's common stock listed on a more recognized stock exchange or quotation service. In addition, trading in the Company's common stock is currently subject to certain rules under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-Nasdaq equity securities with a market price less than U.S.$5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in the Company's common stock, which could limit the liquidity of the common stock and the ability of the Company's stockholders to sell their stock in the secondary market.

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

Item 3.

Controls and Procedures

As of March 31, 2005, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

18 of 20

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

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PRECISION MEDICAL INC.
(Registrant)

Date: July 26, 2005	By:	/s/ Lindsay Semple
Lindsay Semple Chief Executive Officer and Acting Chief Financial Officer

20 of 20