Form 10QSB
period 2005-06-30
GLOBAL PRECISION MEDICAL INC
filed 2005-08-16
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

(X)

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

Yes   X   No

As of August 8, 2005, 11,553,075 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes        No   X

1 of 20

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Balance Sheets
(Expressed in US Dollars)
	June 30, 2005	December 31, 2004
	(Unaudited)

Assets

Current
Cash	$1,654	$560
Receivables	5,537	10,714
Prepaid expenses	3,448	5,424
TOTAL ASSETS	$10,639	$16,698

LIABILITIES AND CAPITAL DEFICIT

Liabilities

Current
Accounts payable	$8,616	$52,903
Accrued liabilities	28,436	24,925
Due to related party (Note 5)	69,057	11,856
TOTAL LIABILITIES	106,109	89,684
Capital Deficit
Capital Stock
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares	4,158,688	4,158,688
Common stock to be issued (Note 6)	172,400	172,400
Additional paid-in capital	200,462	200,462
Deficit accumulated during the development stage	(5,082,114)	(5,059,630)
Accumulated other comprehensive income -
foreign exchange gains	455,094	455,094
TOTAL CAPITAL DEFICIT	(95,470)	(72,986)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$10,639	$16,698
The accompanying notes are an integral part of these consolidated interim financial statements.

2 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars)
	Six months ended June 30,		Three months ended June 30,		For the Period August 24, 1990 (inception) to June 30, 2005
	2005	2004	2005	2004
					(cumulative)
Expenses (Recovery)
Accounting and audit	$ 19,974	$ 28,493	$ 8,260	$ 15,690	$ 113,640
Amortization	-	128,690	-	64,345	452,000
Business development	34	304	-	89	22,140
Consulting (Note 9)	(935)	119,608	636	70,987	289,830
Filing Fees	60	509	60	329	1,925
Bank Charges	230	272	156	131	1,310
Foreign exchange (gain) loss	(1,303)	(2,039)	(1,035)	(1,265)	1,398
Legal fees	762	9,009	-	390	13,783
Office	1,466	6,842	793	2,190	37,152
Research and development (Note 8)	-	179,517	-	8,710	233,309
Stockholder information	165	646	-	-	4,989
Transfer agent	940	1,965	477	259	6,717
Travel	1,091	1,139	312	483	6,440
Write-down of licence and patents (Note 4)	-	-	-	-	2,112,182
Loss from continuing operations	(22,484)	(474,955)	(9,659)	(162,338)	(3,296,815)
Loss from discontinued operations	-	-	-	-	(1,785,299)
Net loss for the period	(22,484)	(474,955)	(9,659)	(162,338)	(5,082,114)
Foreign exchange translation adjustments	-	-	-	-	455,094
Comprehensive loss for the period	$ (22,484)	$ (474,955)	$ (9,659)	$ (162,338)	$ (4,627,020)
Loss per share – basic and diluted	$ (0.00)	$ (0.05)	$ (0.00)	$ (0.02)
Weighted average shares outstanding	11,553,075	9,378,482	11,553,075	9,535,075

The accompanying notes are an integral part of these consolidated interim financial statements.

3 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
	Six months ended June 30,	From August 24, 1990 (inception) to
	2005	2004	June 30, 2005
			(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$ (22,484)	$ (474,955)	$ (3,296,815)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of licence and patents	-	-	2,112,182
Amortization	-	128,690	452,000
Stock option compensation (Note 7)	-	101,191	49,489
Common stock issued for expenses	-	160,000	332,400
Expenses settled by issuance of capital stock	-	-	6,000
Net changes in non-cash working capital items (Note 10)	(33,623)	(8,241)	27,423
Cash used in continuing operations	(56,107)	(93,315)	(317,321)
Cash used in discontinued operations	-	-	(1,667,154)
Cash used in operating activities	(56,107)	(93,315)	(1,984,475)
Cash flows used in investing activities
Acquisition of patents	-	-	(15,000)

Cash flows from financing activities
Advances from related party	57,201	11,026	699,839
Capital stock issued for cash	-	-	1,320,461
Capital stock to be issued	-	66,900	-
Cash provided by financing activities	57,201	77,926	2,020,300
Net increase (decrease) in cash	1,094	(30,389)	20,825
Effect of foreign exchange on cash	-	-	(19,171)
Cash, beginning of period	560	37,029	-
Cash, end of period	$ 1,654	$ 6,640	$ 1,654
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ 9,243
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:

During the six months ended June 30, 2004, the Company issued 500,000 shares of common stock, valued at $160,000 pursuant to a research and development agreement (Note 8).  The stock issue was charged to research and development expense.

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

5 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit) – Continued
(Unaudited)
(Expressed in US Dollars)
				Deficit,
				Accumulated	Accumulated	Total
Common Stock		Common	Additional	During the	Other	Stockholders’
		Stock to be	Paid-in	Development	Comprehensive	Equity
Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 2000 – brought forward	835,722	$1,290,077	$-	$-	$(1,381,984)	$(1,579)	$(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 8)	500,000	160,000					160,000
Issued for cash on private placement at $0.05 per share	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share	150,000	7,500	-	-	-	-	7,500
Stock option compensation	-	-	-	49,489	-	-	49,489
Loss for the year	-	-	-	-	(2,667,964)	-	(2,667,964)
Balance, December 31, 2004	11,553,075	4,158,688	172,400	200,462	(5,059,630)	455,094	(72,986)
Loss for the period	-	-	-	-	(22,484)	-	(22,484)
Balance, June 30, 2005	11,553,075	$4,158,688	$172,400	$200,462	$(5,082,114)	$455,094	$(95,470)
The accompanying notes are an integral part of these consolidated interim financial statements.

6 of 20

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Global Precision Medical Inc.

 (A Development Stage Company)

Notes to Interim Consolidated Financial Statements

Six months ended June 30, 2005

(Expressed in United States dollars)

1.

Consolidated Interim Financial Statements

All figures as at and for the periods ended June 30, 2005 and 2004 are unaudited.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at June 30, 2005, the Company has recognized no revenue, has accumulated losses of $5,082,114 since its inception, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, the development of the URO-Stent, raising additional financing and, ultimately, positioning the Company for profitable operations. Together with other activities slated for the next twelve months, approximately $180,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining long-term financing to fully develop the URO-Stent and to bring it to the commercial market. There can be no assurance that such financings will occur.

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

5.  Due to Related Party

The amount due to the Company’s chief executive officer in respect of unpaid fees and advances is non-interest bearing and payable on demand.  Subsequent to June 30, 2005, the chief executive officer advanced to the Company as working capital for day-to-day operations approximately an additional $4,600 under similar terms..

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

7.  Stock Options and Warrants

(a) Stock options

The Company had the following stock options outstanding at June 30, 2005:

	Number	Exercise Price
Balance outstanding, January 1, 2005 and June 30, 2005	1,415,000	$0.40
Balance exercisable, January 1, 2005 and June 30, 2005	1,415,000	$0.40

The following table summarizes information about the options outstanding at June 30, 2005:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 0.40	1,415,000	3.8 years	1,415,000

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

8 of 20

	For the six months ended June 30,
	2005	2004

Consulting	$ -	$ 86,674
Research and development	-	14,517
	$ -	$ 101,191

The weighted average grant date fair value of the 1,415,000 stock options was $0.14 per option calculated using the Black Scholes Option Pricing Model with the following assumptions: Expected dividend yield – Nil%; Risk free interest rate – 3.7%; Expected volatility – 74%; Expected life – 5 years.

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

Had compensation expense on options granted on January 30, 2004 to directors been determined based on the fair value at the grant dates, as described in SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	For the six months ended June 30,
	2005	2004
Net loss, as reported	$ (22,484)	$ (474,955)
Deduct total stock-based employee compensation expense determined under fair-value based methods for all awards	-	(103,697)
Pro-forma net loss	$ (22,484)	$ (578,652)
Loss per common share:
Basic and diluted – as reported	$ (0.00)	$ (0.05)
Basic and diluted – pro-forma	$ (0.00)	$ (0.06)

(b)

Stock purchase warrants

A summary of fully vested share purchase warrant activities for the period is as follows:

Expiry date	Exercise Price	Outstanding December 31, 2004	Granted during period	Exercised during period	Expired during period	Outstanding June 30, 2005
November 30, 2005	$1.00	454,125	-	-	-	454,125

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

9.  Related Party Transactions

In addition to the related party transactions described elsewhere in these consolidated financial statements, the Company had the following related party transactions:

a)

During the six months ended June 30, 2005, the Company received a net credit from officers and/or directors of the Company $935 in consulting fees (2004 – paid officers and/or directors of the Company $32,934 and recognized $86,674 of stock option compensation expense for options granted to directors and officers for consulting services).

b)

During the six months ended June 30, 2005, the Company paid and charged to research and development expense $nil to Global Medical Sciences Ltd., a company with a director in common (Note 4), for the purposes of continuing to develop the technology used in the Stent (2004 - $5,000).

All related party transactions have been recorded at the exchange value, the amounts agreed upon by the parties.

10.   Statements of Cash Flows Information

	For the six months ended June 30,		For the period from August 24, 1990 (inception) to June 30,
	2005	2004	2005
Net changes in non-cash working capital items			(cumulative)

Receivables	$ 5,177	$ (1,040)	$ (3,317)
Prepaid expenses	1,976	(5,949)	(2,429)
Accounts payable	(44,287)	9,556	7,142
Accrued liabilities	3,511	(10,808)	26,027
	$ (33,623)	$ (8,241)	$ 27,423

11.

New Accounting pronouncements

In June 2005, the Financial Accounting Standards Board issued Statement 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of change.  SFAS No. 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for fiscal years beginning after December 15, 2005.  Management does not expect the adoption of this statement to have a material impact on the Company’s results of operations or financial position.

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

(i)

It is expected that $13,000 per month will cover telephones, regulatory administration help and literature research for the foreseeable future. Minimal staffing is required to maintain the Company while further research and monitoring of the literature on current medical developments is carried out.  Medical developments in related fields are underway that are expected to have a direct application to the shortcomings of the URO-Stent.

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

12 of 20

The Company will be dependent on future financing to fund its R&D as well as other working capital requirements.  The Company is currently anticipating further subscriptions for its common stock by way of private placement but there can be no assurance that these financings will be completed or that they will result in raising sufficient proceeds for the Company to meet its current and expected working capital needs. If sufficient funding is not available, we may have to temporarily suspend or significantly scale back our planned research and development program. Until such time when further equity financing is completed, the Company is relying on advances from its Chief Executive Officer to provide the required capital for the Company to meet its operating obligations.  Subsequent to June 30, 2005, the Company’s Chief Executive Officer advanced approximately $4,600 of non-interest bearing demand loan to the Company as working capital for day-to-day operations.

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

At June 30, 2005, the Company has not yet generated revenue to date, has a working capital deficiency of $95,470 (December 31, 2004 - $72,986) and has an accumulated deficit as at June 30, 2005 of $5,082,114 (December 31, 2004 - $5,059,630). These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2004 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements as at June 30, 2005 and December 31, 2004 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Liquidity

At August 8, 2005, the Company had cash in the amount of $1,644 available.  During the upcoming twelve months it is anticipated that the Company will require $180,000 in working capital to finance ongoing operations. Subject to the ability of the Company to raise money from investors, funds for ongoing operations will continue to be funded by way of private placements.

Since inception, the Company has financed its operations from private financing, and occasionally from stockholder advances. The Company has suffered recurring losses from operations and at June 30, 2005 has a working capital deficiency (current assets less current liabilities) of $95,470, which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.

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

14 of 20

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board issued Statement 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of change.  SFAS No. 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for fiscal years beginning after December 15, 2005.  Management does not expect the adoption of this statement to have a material impact on the Company’s results of operations or financial position.

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

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2004 the Company incurred a cumulative net loss of $5,059,630 from its inception. In the six months ended June 30, 2005 the net loss from operations was $22,484, resulting in accumulated deficit of $5,082,114 as at June 30, 2005. As the Company is still in development stage and has not determined whether the URO-stent can be brought to commercial production and sale, it is anticipated that negative cash flows from operations will continue for the foreseeable future.

15 of 20

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

16 of 20

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

17 of 20

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

Item 3.

Controls and Procedures

As of June 30, 2005, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

GLOBAL PRECISION MEDICAL INC.
(Registrant)

Date: August 15, 2005	By:	/s/ Lindsay Semple
Lindsay Semple Chief Executive Officer and Acting Chief Financial Officer

20 of 20