Form 10KSB/A
period 2004-12-31
GLOBAL PRECISION MEDICAL INC
filed 2005-09-27
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/AMENDMENT NO. 1

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

____________________________________________________________________________________

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X  ]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB/A. [  ]

Registrant’s revenues for its most recent fiscal year $0

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

FORWARD LOOKING STATEMENT

This Annual Report on Form 10-KSB and this Form 10-KSB/A includes “forward-looking information.” All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, including without limitation, those concerning: the economic outlook for the medical device industry. Global Precision Medical Inc. is referred to herein as "we,"  "our," “the Company,” “Global” or “GPM”.  These forward-looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events and generally may be identified by the use of forward-looking words or phrases such as “believe”, “aim”, “expect”, “anticipate”, “intend”, “foresee”, “forecast”, “likely”, “should”, “planned”, “may”, “estimated”, “potential” or other similar words and phrases. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements.

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

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2004 and 2003
(Expressed in US Dollars)
Contents
Page
Report of Independent Registered Public Accounting Firm	16

Consolidated Balance Sheets as of December 31, 2004 and 2003	17

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004 and 2003 and for the cumulative period from August 24, 1990 (inception) to December 31, 2004	18

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the cumulative period from August 24, 1990 (inception) to December 31, 2004.	19

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the cumulative period from August 24, 1990 (inception) to December 31, 2004	20

Summary of Significant Accounting Policies	22

Notes to Consolidated Financial Statements	28

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Global Precision Medical Inc. (a development stage company) as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period from August 24, 1990 (inception) to December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements the Company has recognized no revenue, has accumulated losses of $5,059,630 since its inception, has difficulties in raising funds for development, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants
Vancouver, Canada
May 3, 2005

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
December 31	2004	2003

Assets

Current
Cash	$560	$37,029
Receivables	10,714	6,530
Prepaid expenses	5,424	1,019
TOTAL CURRENT ASSETS	16,698	44,578
Licence and patents (Note 2)	-	2,290,658
TOTAL ASSETS	$16,698	$2,335,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

Liabilities

Accounts payable	$52,903	$18,938
Accrued liabilities	24,925	30,951
Due to stockholder (Note 3)	11,856	758
TOTAL LIABILITIES	89,684	50,647

Stockholders’ Equity (Capital Deficit)
Capital Stock (Note 4)
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares (2003 – 9,035,075)	4,158,688	3,897,788
Common stock to be issued (Note 5)	172,400	172,400
Additional paid-in capital	200,462	150,973
Deficit accumulated during the development stage	(5,059,630)	(2,391,666)
Accumulated other comprehensive income – foreign exchange gains	455,094	455,094
TOTAL STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	(72,986)	2,284,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	$16,698	$2,335,236
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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation				Long-Term Compensation			All Other Compen-sation ($)
					Awards		Payouts
	Year (2)	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Shares or Restricted Share Units ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Lindsay Semple (1) CEO	2004 2003 2002	46,730 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 10,000(3)	525,000 (5) Nil 25,000 (4)	Nil Nil Nil	Nil Nil Nil
Antonios Kripotos (6)	2002	75,000(7)	Nil	Nil	Nil	570,000 (8)	Nil	Nil

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

During the year ended December 31, 2004, the Company paid officers and/or directors of the Company $68,907 in consulting fees for day-to-day management of the Company.

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

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

10-KSB Exhibit No.	The following documents were filed with the Annual Report on Form 10-KSB for the year ended December 31, 2004.
31.1

Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

10-KSB Exhibit No.	The following documents are filed with this Annual Report on Form 10-KSB/Amendment No. 1 for the year ended December 31, 2004.
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

September 23, 2005

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

September 23, 2005

Title:

Chief Executive Officer, Acting Chief Financial Officer and Director

By:

/s/ James Elliott

September 23, 2005

Title:

Director

By:

/s/ Boris Weiss

September 23, 2005

Title:

Director