Form 10KSB
period 2005-12-31
GLOBAL PRECISION MEDICAL INC
filed 2007-03-26
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended December 31, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for its most recent fiscal year $0

Aggregate market value of the 2,316,873 shares of Common Stock held by non-affiliates of the Issuer as of December 31, 2005, was $115,844. The number of shares of the Issuer’s Common Stock, no par value, as of December 31, 2005 was 11,553,075.

Transitional Small Business Disclosure Format    Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

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

i

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

ii

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

On September 23, 2002, the Company changed direction and entered into an exclusive worldwide Technology Licence Agreement with Global Medical Sciences Ltd. to commercialize and further develop the medical device technology known as the “URO-Stent” (the “Licence”).  The URO-Stent was designed to be used for the prevention of lumen restriction associated with BPH.  BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men. The URO-Stent was developed by a team of scientists, clinicians and medical specialists in Moscow.

The Company entered into a “Consortium Letter of Understanding” August 1, 2003, with Global Medical Sciences Limited (Barbados), MDMI Technologies Inc. (Vancouver, Canada) and Minimal Invasive Technology Ltd (Moscow, Russia).  The Consortium brought together four groups with complementary expertise and resources as follows.

Global Precision Medical Inc. (“GPM"):   GPM was to coordinate and finance the activities of the Consortium, provide the publicly traded vehicle through which investors can participate, and serve as the sales and marketing platform for stents and future medical devices introduced to it by other Consortium members;

Global Medical Sciences Limited (“GMS"):   GMS represented to be the owner and licensor of the wire material and the stent technology. It had a team of expert materials scientists. The scientists worked in conjunction with IMET. In 2004 GMS lost its rights to the URO-Stent to Glenfield Partners Limited and transferred their share ownership in GPM to Glenfield Partners Limited.  As a result of this the scientists at IMET declined to work with GPM.  GMS withdrew from GPM.  This series of events prevented GPM from proceeding with its program.  It had lost access to the intellectual property of the material to manufacture the URO-Stent, the fabrication process of the Uro-Stent and the ability to make improvements in the device that were deemed necessary to have commercial application.

Minimal Invasive Technology Ltd (“MIT”):   MIT is a Russian manufacturer of various medical devices and holds proprietary rights to the catheter (delivery system), used for the insertion of the URO-Stent.  With the assistance of MDMI, the Company was to enter into a Licencing Agreement with MIT for the catheter delivery system for inserting the URO-Stent.  Due to GPM losing the support of IMET a Licencing Agreement was not pursued with MIT.

MDMI Technologies (“MDMI”):   MDMI, a British Columbia-based private company, with industry experience in device design, manufacturing, and regulatory processes was to evaluate the technology presented to GPM, advise and assist in engineering feedback to the scientists in Russia, and to formulate the pathway to regulatory approval and assist GPM executives to commercialize and market the URO-Stent.  This alliance was discontinued in light of the loss of support from IMET.

On December 2, 2003, the Company entered into an agreement to acquire the Licence from MDMI to apply their proprietary “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of BPH.

Under a Research and Development agreement dated December 2003 (the “R&D Agreement”), MDMI was to provide Research and Development (“R&D”) services to investigate whether or not the thermal ablation process currently used to treat menorrhea in women is transferable to treating the prostate in men suffering enlarged prostates and that the procedure could be used effectively in conjunction with the URO-Stent.  The R&D Agreement provided for MDMI engineers and researchers to take the Thermablate Technology through to animal trials.  The Company retained MDMI to provide a broad range of regulatory, clinical and engineering services on a cost-plus basis together with the issuance of up to 1,000,000 common shares of the Company (of which 500,000 common shares were issued in February 2004 with a non-dilution provision of ten percent ownership).  To proceed, the Company was committed to fund an initial budget of $500,000.  Furthermore, under the terms of the R&D Agreement, the Company was to pay MDMI a royalty fee not to exceed 2.5% of established selling prices of any devices and/or technology development under said agreement.

At September 30, 2004, Management reviewed the status of the Stent program and, in light of the break-down in relations with IMET and the subsequent difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.   The alliance with MDMI and the December 2003  R&D Agreement  with respect to MDMI’s Thermal Ablation process was discontinued in light of the loss of support from IMET and the inability to proceed with the URO-Stent.

Status of any Publicly Announced New Product or Service

None.

Competitive Business Conditions and the Company’s Competitive Position in the Industry and Methods of Competition

The Company faced competition from several established products and a number of treatment regimes, including pharmatherapy and prostate resection surgery, that are widely accepted as the “gold standard” for treatment of the debilitating condition of BPH.  In the broader biotechnology industry, there are a large number of well-established companies that have significantly greater financial resources, stronger name recognition, larger development staffs and more extensive marketing and distribution capabilities than GPM.

Sources and Availability of Raw Materials and Names of Principal Suppliers

The principal raw material for the device was manufactured in Russia at the government funded IMET facilities. The cost of the wire as a component of the final finished, braided, sterilized, packaged and labeled product is less than 20%, however it is a critical and necessary component of the URO-Stent and, as such the unavailability of the wire and the braided product to GPM has caused the program to stop.

Dependence on One or a Few Major Customers

Under the marketing plan, sales were to be dependent on one or a few major customers.  The device was to be presented at national and international conferences to inform and influence medical specialists and opinion leaders in the field of Urology.   On a country-by-country basis selected professional bodies governing Urology in each jurisdiction were to be approached to work with the Company to introduce the device as an alternative procedure to current, more expensive and more invasive procedures.

Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including duration

Patents

The Company was dependent on patent protection and, in the early stages of development and production it was dependent on various strategic alliances: Russian National Academy of Science, Department of Urology Moscow Medical Semashko Institute, Department of Materials and Metals Engineering, the A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science and MDMI in British Columbia. Maintaining a satisfactory working relationship with these groups was essential to acquiring the NiTi wire to manufacture the URO-Stent. The relationship with IMET (A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science) was terminated unilaterally by them, thereby effectively terminating the project.

In 2004 GMS, the licensor of the URO-Stent technology lost its rights to the URO-Stent to Glenfield Partners Limited and transferred their share ownership in GPM to Glenfield Partners.  As a result of this the scientists at IMET declined to work with GPM with its new ownership structure.  GMS also withdrew from GPM as it no longer had a financial or technical interest in GPM.  This series of events prevented GMP from proceeding with its program.  It had lost access to the intellectual property of the material to manufacture the URO-Stent, the fabrication process of the Uro-Stent and the ability to make improvements in the device that were deemed necessary to have commercial application. Without these alliances and critical input from these institutions, the Company determined that it was unable to proceed with the project.

The URO-Stent had IP protection in that it had been granted a patent by the Patent Office of Russia and was the subject of a pending application under the international Patent Cooperation Treaty.  Further work ceased when it became apparent that practical alternative alliances could not be found to replace the alliances that the Company was dependent on in Russia.

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

The R&D Agreement between the Company and MDMI to acquire an exclusive worldwide licence from MDMI (“Thermablate Licence”) in order to apply their patented “Thermal Ablation Technology” to augment the Company’s URO-Stent in the treatment of BPH expired November 30, 2004, without further renewal

Need for any Governmental Approval of Principal Products or Services

In association with materials research scientists, medical specialists, medical device engineers and medical regulatory advisors the Company made an application to the Russian Ministry of Health to seek approval for mass production and sale of the URO-Stent in Russia. Approval was received on October 23, 2003.

Effect of Existing or Probable Governmental Regulations on the Business

Regulatory approval of the safety, efficacy and production certification is a prerequisite of all of the markets where the Company intends to market the URO-Stent. Government regulations on the business are a critical element in the success or failure of the Company.  The Company’s strategic partner MDMI, which has had extensive experience in medical device design, human clinical trials and regulatory approvals, was to develop protocols for clinical trials and the approval applications process for use and sale of the URO-Stent in the important medical device markets.

The amount spent on research and development activities for the fiscal year ended December 31, 2005 was $nil (2004 – $173,594).  There were no customers as production of the device for sale was not achieved.

There is no requirement for compliance with any environmental laws (federal, state, province and local).

Employees

The Company currently has no employees, full-time or otherwise.

ITEM

2.

DESCRIPTION OF PROPERTY

The Company has no significant material assets in the way of plants or property. Office space is rented on an as needed basis. Our head office is located at #536 – 1489 Marine Drive, West Vancouver, British Columbia, Canada V7T 1B8.

ITEM

3.

LEGAL PROCEEDINGS

Subsequent to year-end, legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the year end December 31, 2005 as a result of these matters.

Notwithstanding the above legal proceeding, the Company is not involved in any other material pending litigation, nor are we aware of any material pending or contemplated proceedings against the Company.  We know of no additional material legal proceedings pending or threatened, or judgments entered against, any of our directors or officers in their capacity as such

ITEM

4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2005.  The Company has not set a date for the annual meeting to be held in 2006.

PART II

ITEM

5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company were quoted on the NASD’s OTC Bulletin Board under the symbol “GBPMF” until March 24, 2004, when the symbol was changed to “GBPM” to reflect that the Company continued out of British Columbia and became a Wyoming Corporation. On November 17, 2004, the symbol was changed to “GBPME” to reflect that the Company was late with its required filings with the U.S. Securities & Exchange Commission. The Company’s Common Shares are not listed on any exchange.  The following table sets forth the high and low bid prices for the Company’s Common Shares as reported by the OTC Bulletin Board and National Association of Securities Dealers’ Pink Sheets, LLC, reported on a fiscal quarter basis for the two most recent fiscal years ending December 31, 2005:

	Year Ended December 31, 2005		Year Ended December 31, 2004
Quarter Ended	($) High	($) Low	($) High	($) Low
March 31	0.05	0.05	0.35	0.20
June 30	0.07	0.07	0.25	0.15
September 30	0.07	0.05	0.16	0.07
December 31	0.05	0.05	0.14	0.10

For the Quarter Ended
March 31 2006	0.05	0.02
June 31,2006	0.02	0.02

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Holders

As of March 8, 2007, there were approximately 38 holders of record of the Company’s Common Stock.

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

None

ITEM

6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has not had any revenues from operations in each of the last two fiscal years, nor in the last fiscal year and the period January 1, 2005, through to the date of this document.

Plan of Operation

Management’s plan for the next twelve months calls for the Company to seek other business opportunities other than the URO-Stent.  This is the result of losing the support of the Russian suppliers of material and intellectual property and the inability to finance the research required by other materials’ experts to produce materials with the properties necessary for the URO-Stent.

(i)

It is expected that US$10,000 per month will cover telephones, regulatory administration help and the minimal staffing required to maintain the Company while other business opportunities are researched and identified.

(ii)

There are no anticipated needs for the purchase of plant or equipment over the next 12 months.

(iii)

The Company has no employees currently, as work is contracted out to consultants.

At December 31, 2005, the Company has not yet generated revenue to date, has a working capital deficiency of $121,975 (December 31, 2004 - $72,986) and has an accumulated deficit as at December 31, 2005 of $5,108,619 (December 31, 2004 - $5,059,630). The Company has withdrawn from the business of commercializing and developing a medical device known as the Urethral Stent (“URO-Stent”).  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2005 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Liquidity and Capital Resources

Management has made a concerted effort to reduce expenditures to a minimum.  As such, the Company is not adequately funded to continue the development work required to bring the URO-Stent to commercial production. The Company has no contractual obligations relating to the research and development of the URO-Stent. The Company must get continued interest from investors and support from its stockholders to carry out its operating objectives.

During the year, the Company received a stockholder advance of $89,554, with no specified terms of repayment to fund working capital requirements of the Company.

At December 31, 2005, receivables decreased to $7,849 compared to $10,714 at December 31, 2004 as a result of collected goods and services tax receivable. At December 31, 2005, the Company’s accounts payable and accrued liabilities decreased $41,293 to $36,535 compared to $77,828 at December 31, 2004 as a result of a stockholder advancing cash to fund working capital requirements.

At December 31, 2005, the Company had a cash balance of $462, a decrease of $97 from the balance on December 31, 2004. The slight decline in cash balance is largely due a stockholder advancing cash to fund working capital requirements. The cash balance at December 31, 2005 is not sufficient for continued operations without further cash advances from the Company’s stockholders.

Management expects that $10,000 per month will cover the working capital costs of the Company. The Company is seeking other business opportunities and financing arrangements to maintain operations and believes that when its cease trade order is lifted, equity issuance will be the primary source of capital. Until such time, the Company will be dependent on internal funding by its stockholders.

Subsequent to year-end, legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the year end December 31, 2005 as a result of these matters.

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

In February 2004, the Company issued 500,000 shares of its common stock to MDMI in exchange for a licence to the Thermal Ablation Technology.  The value assigned to this share issuance, based upon the quoted market price for our common shares, was $160,000.  This amount was subsequently written off during the year ended December 31, 2004 to research and development expense due to concerns about the uncertainty as to the recoverability of the remaining carrying value of the Licence and Patents.  At September 30, 2004, Management reviewed the status of the Stent program and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value of $2.1 million to research and development expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.

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

Off Balance-sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2005 or as of the date of this report.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Global Precision Medical Inc. (A Development Stage Company) Consolidated Financial Statements December 31, 2005 and 2004 (Expressed in US Dollars)
Contents
Page
Report of Independent Registered Public Accounting Firm	11

Consolidated Balance Sheets as of December 31, 2005 and 2004	12

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004 and for the cumulative period from August 24, 1990 (inception) to December 31, 2005	13

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the cumulative period from August 24, 1990 (inception) to December 31, 2005.	14

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the cumulative period from August 24, 1990 (inception) to December 31, 2005	15

Summary of Significant Accounting Policies	17

Notes to Consolidated Financial Statements	25

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm
To the Directors and Stockholders of
Global Precision Medical Inc.
(A Development Stage Company)

We have audited the Consolidated Balance Sheets of Global Precision Medical Inc. (a development stage company) as at December 31, 2005 and 2004 and the Consolidated Statements of Operations and Comprehensive Loss, Cash Flows, and Changes in Stockholders’ Equity (Capital Deficit) for the years then ended and for the period from August 24, 1990 (inception) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Global Precision Medical Inc. for the period from August 24, 1990 (inception) to December 31, 2002. Such statements are included in the cumulative inception to December 31, 2005 totals on the Consolidated Statements of Operations and Comprehensive Loss, Cash Flows and Changes in Stockholders’ Equity (Capital Deficit) and reflect a net loss of 36% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from August 24, 1990 (inception) to December 31, 2002 included in the cumulative totals, is based solely upon the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Global Precision Medical Inc. (a development stage company) as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from August 24, 1990 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements the Company has recognized no revenue, has accumulated losses of $5,108,619 since its inception, has difficulties in raising funds for development, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants
Vancouver, Canada
August 4, 2006, except as to Note 10 which is as of January 15, 2007

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	(Expressed in US Dollars)

December 31	2005	2004

Assets

Current
Cash	$463	$560
Receivables	7,849	10,714
Prepaid expenses	7,658	5,424
TOTAL ASSETS	$15,970	$16,698

LIABILITIES AND CAPITAL DEFICIT

Liabilities

Accounts payable	$16,830	$52,903
Accrued liabilities	19,705	24,925
Due to stockholder (Note 3)	101,410	11,856
TOTAL LIABILITIES	137,945	89,684

Capital Deficit
Capital Stock (Note 4)
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares	4,158,688	4,158,688
Common stock to be issued (Note 5)	172,400	172,400
Additional paid-in capital	200,462	200,462
Deficit accumulated during the development stage	(5,108,619)	(5,059,630)
Accumulated other comprehensive income – cumulative translation adjustment	455,094	455,094
TOTAL CAPITAL DEFICIT	(121,975)	(72,986)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$15,970	$16,698
Contingency (Note 10)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc. (A Development Stage Company) Consolidated Statements of Operations and Comprehensive Loss

		(Expressed in US Dollars)

	For the years ended December 31,		For the period from August 24, 1990 (inception) to
	2005	2004	December 31, 2005
			(cumulative)
Expenses
Accounting and audit	$35,624	$42,698	$129,290
Amortization	-	193,476	452,000
Business development	34	2,551	22,140
Consulting (Notes 4 and 8)	1,218	109,802	291,983
Filing Fees	1,400	549	3,265
Bank Charges	332	565	1,412
Foreign exchange loss	3,648	2,556	6,349
Legal fees	2,168	10,320	15,189
Office	1,559	12,392	37,245
Research and development (Notes 4 and 6)	-	173,594	233,309
Stockholder information	164	2,352	4,988
Transfer agent	1,751	3,275	7,528
Travel	1,091	1,652	6,440
Write-down of licence and patents (Note 2)	-	2,112,182	2,112,182
Loss from continuing operations	(48,989)	(2,667,964)	(3,323,320)
Loss from discontinued operations	-	-	(1,785,299)
Net loss for the period	(48,989)	(2,667,964)	(5,108,619)
Foreign exchange translation adjustments	-	-	455,094
Comprehensive loss for the period	$(48,989)	$(2,667,964)	$(4,653,525)

Loss per share – basic and diluted	$(0.00)	$(0.26)

Weighted average shares outstanding	11,553,075	10,114,916

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
	For the years ended December 31,		For the period from August 24, 1990 (inception) to
	2005	2004	December 31, 2005
			(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$(48,989)	$(2,667,964)	$(3,323,320)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of licence and patents	-	2,112,182	2,112,182
Amortization	-	193,476	452,000
Stock option compensation	-	49,489	49,489
Common stock issued as compensation (Note 6)	-	160,000	332,400
Expenses settled by issuance of capital stock	-	-	6,000
Net changes in non-cash working capital items (Note 9)	(40,662)	19,350	20,384
Cash used in continuing operations	(89,651)	(133,467)	(350,865)
Cash used in discontinued operations (Note 9)	-	-	(1,667,154)
Cash used in operating activities	(89,651)	(133,467)	(2,018,019)
Cash flows used in investing activities
Acquisition of patents	-	(15,000)	(15,000)

Cash flows provided by financing activities
Advances from stockholder	89,554	18,598	732,192
Capital stock issued for cash	-	93,400	1,320,461
Cash provided by financing activities	89,554	111,998	2,052,653
Net increase (decrease) in cash	(97)	(36,469)	19,634
Effect of foreign exchange on cash	-	-	(19,171)
Cash, beginning of period	560	37,029	-
Cash, end of period	$463	$560	$463
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$9,243
Income taxes	$-	$-	$-
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

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Expressed in US Dollars)

					Deficit
					accumulated	Accumulated	Total
	Common Stock			Additional	during the	Other	Stockholders’
			Common	Paid-in	development	Comprehensive	Equity
	Shares	Amount	Stock to be issued	Capital	stage	Income (loss)	(Capital Deficit)
Issued for cash on inception in August 1990, at $0.04 per share	125,000	$5,470	$-	$-	$-	$-	$5,470
Loss for the year ended December 31, 1994	-	-	-	-	(9,718)	-	(9,718)
Foreign currency translation adjustment	-	-	-	-	-	95	95
Balance, December 31, 1994	125,000	5,470	-	-	(9,718)	95	(4,153)
Loss for the year	-	-	-	-	(2,637)	-	(2,637)
Foreign currency translation adjustment	-	-	-	-	-	(128)	(128)
Balance, December 31, 1995	125,000	5,470	-	-	(12,355)	(33)	(6,918)
Issued to settle stockholder loan at $1.10 per share	110,806	121,889	-	-	-	-	121,889
Subscriptions received	-	-	30,434	-	-	-	30,434
Loss for the year	-	-	-	-	(180,728)	-	(180,728)
Foreign currency translation adjustment	-	-	-	-	-	146	146
Balance, December 31, 1996	235,806	127,359	0,434	-	193,083)	113	(35,177)
Subscriptions received	-	-	342,928	-	-	-	342,928
Loss for the year	-	-	-	-	(261,160)	-	(261,160)
Foreign currency translation adjustment	-	-	-	-	-	(1,092)	(1,092)
Balance, December 31, 1997	235,806	127,359	373,362	-	(454,243)	(979)	45,499
Issued for cash at $2.53 per share	33,333	84,283	-	-	-	-	84,283
Subscriptions received	-	-	136,201	-	-	-	136,201
Loss for the year	-	-	-	-	(282,946)	-	(282,946)
Foreign currency translation adjustment	-	-	-	-	-	(1,080)	(1,080)
Balance, December 31, 1998	269,139	211,642	509,563	-	(737,189)	(2,059)	(18,043)
Issued for cash on private placement at $2.97 per share	101,000	300,247	-	-	-	-	300,247
Issued to settle stockholder loan at $1.01 per share	133,333	134,608	-	-	-	-	134,608
Subscriptions received	-	-	131,998	-	-	-	131,998
Issued to settle subscriptions at $1.94 per share	331,250	641,561	(641,561)	-	-	-	-
Issued to settle accounts payable at $2.02 per share	1,000	2,019	-	-	-	-	2,019
Loss for the year	-	-	-	-	(350,666)	-	(350,666)
Foreign currency translation adjustment	-	-	-	-	-	5,334	5,334
Balance, December 31, 1999 – carried forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Captial Deficit) - Continued
(Expressed in US Dollars)
					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Common	Additional	During the	Other	Stockholders’
			Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 1999 – brought forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497
Loss for the year	-	-	-	-	(294,129)	-	(294,129)
Foreign currency translation adjustment	-	-	-	-	-	(4,854)	(4,854)
Balance, December 31, 2000	835,722	1,290,077	-	-	(1,381,984)	(1,579)	(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-		13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share (Note 4)	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share (Note 4)	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above (Note 4)	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share (Note 4)	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services (Note 5)	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 6)	500,000	160,000					160,000
Issued for cash on private placement at $0.05 per share (Note 4)	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share (Note 4)	150,000	7,500	-	-	-	-	7,500
Stock option compensation (Note 4)	-	-	-	49,489	-	-	49,489
Loss for the year	-	-	-	-	(2,667,964)	-	(2,667,964)
Balance, December 31, 2004	11,553,075	4,158,688	172,400	200,462	(5,059,630)	455,094	(72,986)
Loss for the year	-	-	-	-	(48,989)	-	(48,989)
Balance, December 31, 2005	11,553,075	$4,158,688	$172,400	$200,462	$(5,108,619)	$455,094	$(121,975)
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2005 and 2004
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
December 31, 2005 and 2004
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

License and Patents

The Company’s licence and patents for the intellectual property rights to the Urethral Stent (the “License and Patents”) was recorded at cost and was being amortized on a straight-line basis over its estimated useful life of ten years, until September 2004 when the balance was written off.  Prior to the write off, the carrying value of the Company’s licence agreement and patents was reviewed by management for impairment on a regular basis or when facts or circumstances would indicate a condition of impairment exists and was tested in reference to undiscounted cash flows.  An impairment loss was recognized when the carrying amount exceeds fair value.  Because the Company has not yet generated revenue from its technology, the determination of whether or not the License and Patents has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to the recorded amounts of the License and Patents.   During the year ended December 31, 2004, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents from future cash flows, management wrote off the remaining carrying value of the Licence and Patents.  Amortization expense of $193,476 was recorded in 2004 on the Licence and Patents until the time of the write-off.

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

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2005 and 2004
Foreign Currency Translation and Transactions - Continued

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

Long-lived Assets and Discontinued Operations

The Company applies the standards of the Statement of Financial Accounting Standards Board (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  In addition, SFAS No. 144 provides guidance on accounting and disclosure for discontinued operations.

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

Common equivalent shares (consisting of shares to be issued and shares issuable on exercise of stock options and warrants and shares to be issued) totaling 1,215,000 (2004 – 2,539,125) were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)

December 31, 2005 and 2004
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

Had compensation expense on options granted in 2004 and in prior years been determined based on the fair value at the grant dates, as described in SFAS 123, the Company's net loss and net loss per share would have been as follows:

	2005	2004

Net loss, as reported	$(48,989)	$(2,667,964)

Deduct total stock-based employee
compensation expense determined
under fair-value based methods for
all awards	-	(121,093)

Pro-forma net loss	$(48,989)	$(2,789,057)
Loss per common share:
Basic and diluted – as reported	$(0.00)	$(0.07)
Basic and diluted – pro-forma	$(0.00)	$(0.07)

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
December 31, 2005 and 2004
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
December 31, 2005 and 2004
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

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3.  Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change.  Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for fiscal years beginning after December 15, 2005.  There were no material effects on the consolidated financial statements as a result of the implementation of this new standard.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2005 and 2004
New Accounting Pronouncements - Continued

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2005 and 2004
New Accounting Pronouncements - Continued

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effect, if any, that this pronouncement will have on its financial results.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157.

The Company is assessing the effect on the consolidated financial statements as a result of the implementation of these new standards.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at December 31, 2005, the Company has recognized no revenue, has accumulated losses of $5,108,619 since its inception, has difficulties in raising funds for development, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, raising additional financing, the development of the URO-Stent, and, ultimately, positioning the Company for profitable operations. Together with other activities to maintain the current operations slated for the next twelve months, approximately $156,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining long-term financing to fully develop the URO-Stent and to bring it to the commercial market. There can be no assurance that such financings will occur.

While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such financings will occur.  These financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
2.	LICENSE AND PATENTS
LICENSE AND PATENTS ARE COMPRISED AS FOLLOWS:

	2005	2004

License	$2,573,774	$2,573,774
Patents	15,000	15,000
	2,588,774	2,588,774
Accumulated amortization	(476,592)	(476,592)
Write-down of remaining balance	(2,112,182)	(2,112,182)
	$-	$-

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

3.	DUE TO SHAREHOLDER

At December 31, 2005 and 2004, the amounts due to the Company’s Chief Executive Officer for unpaid fees and advances to the Company are non-interest bearing and due on demand.

Subsequent to December 31, 2005, the Chief Executive Officer advanced approximately an additional $21,500 (Cdn$25,000) under similar terms to the Company as working capital for day-to-day operations.

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
December 31, 2005 and 2004
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

						Weighted
						Average
						Exercise
					Number	Price
	Balance outstanding, January 1, 2004				750,000	$1.80
		Granted			1,865,000	$0.40
		Cancelled			(1,200,000)	$1.28
	Balance outstanding, December 31, 2004				1,415,000	$0.40
		Granted			-	-
		Cancelled			(200,000)	$0.40
	Balance outstanding, December 31, 2005				1,215,000	$0.40

	Balance exercisable, December 31, 2005				1,215,000	$0.40
	Balance exercisable, December 31, 2004				1,415,000	$0.40

		The following table summarizes information about the options outstanding at December 31, 2005:
		Exercise		Remaining
		Price	Options	Contractual	Options
			Outstanding	Life	Exercisable
		$0.40	1,215,000	3.1 years	1,215,000

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(Expressed in US Dollars)
December 31, 2005 and 2004
4.	CAPITAL STOCK - CONTINUED

In January 2004, the Company cancelled all of the 750,000 outstanding stock options at the time and issued 1,865,000 new stock options to directors, officers and employees with an exercise price of $0.40 and an expiry date of January 30, 2009. During the year remainder of 2004, 450,000 of these new stock options were cancelled.  The new options granted vested six months from the date of grant.  The trading value of the Company’s common stock on the date of grant of the new options was $0.26 per share.  Included in options granted in 2004, 750,000 options were accounted for as replacements for options that were cancelled earlier in January 2004.

The grant-date fair value of stock options granted in 2004 was $0.14 per option.

In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44 “Accounting for Certain Transactions involving Stock Compensation: an Interpretation of APB Opinion No. 25”, repricing of the 575,000 stock options granted to employees requires the option value to be measured using variable accounting whereby the intrinsic value of employee stock options is remeasured on a quarterly basis until exercised, expired or forfeited.  For 2005 and 2004, no additional compensation was recognized under variable accounting as the exercise price of the repriced options exceeded the quoted market value of the Company’s common stock.

Additional compensation expense relating to the repricing of the 175,000 stock options granted to non-employees was calculated as the excess of the fair value of stock options on the date of the repricing over the original fair value of the options.  Consequently, $6,687 of additional compensation has been recorded in 2004 for the repriced stock options granted to non-employees.

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees. Under this method, compensation cost is measured at the grant date as the fair value of the options granted using the Black Scholes option pricing model and is recognized over the vesting period.  The weighted average assumptions used in the fair value calculations are as follows: Expected dividend yield – Nil%; Risk free interest rate – 3.7%; Expected volatility – 74%; Expected life – 5 years.  Fair value of unvested options granted to non-employees are remeasured and adjusted on each balance sheet date until the options vest.  These amounts are charged to operations over the vesting period of the individual stock options.  The following amounts in respect of options granted to non-employees were charged to net loss for the year:

	2005	2004

Consulting	$-	$40,894
Research and development	-	8,595
	$-	$49,489

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
4.	CAPITAL STOCK - CONTINUED
	c)	A summary of share purchase warrant activities for the years ended December 31, 2005 and 2004 was as follows:

Expiry date	Exercise Price	Outstanding January 1, 2005	Granted during year	Exercised during year	Expired during year	Outstanding December 31, 2005
November 30, 2005	$1.00	454,125	-	-	454,125	-
		454,125	-	-	454,125	-

Expiry date	Exercise Price	Outstanding January 1, 2004	Granted during year	Exercised during year	Expired during year	Outstanding December 31, 2004
November 27, 2004	$2.00	33,334	-	-	33,334	-
November 30, 2005	$1.00	454,125	-	-	-	454,125
		487,459	-	-	33,334	454,125

5.	COMMON STOCK TO BE ISSUED

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
December 31, 2005 and 2004
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
December 31, 2005 and 2004
7.	INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying the cumulative federal and provincial/state income tax rates to the loss before tax provision due to the following:

		2005	2004
	Statutory tax rate	34%	36%
	Income taxes provision (benefit) at statutory tax rate	$(16,656)	$(907,107)
	Effect of higher tax rates of foreign jurisdictions	-	(43,221)
	Effect of changes in tax rate	56,955	-
	Non-deductible items	-	176,225
	Increase (Decrease) in valuation allowance	(40,299)	774,104
		$-	$-
	The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets are as follows:
		2005	2004
	Operating loss carry-forward	$265,808	$295,836
	License	727,522	738,313
		993,330	1,034,149
	Less: valuation allowance	(993,330)	(1,034,149)
		$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.  Due to a strengthening Canadian dollar, the valuation allowance increased by approximately $50,780 (2004 - $23,135) to reflect an increase in the US dollar equivalent value of deferred tax assets.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
7.		INCOME TAXES - CONTINUED

During 2005, approximately $150,858 (2004 - $626,065) of the last remaining pre-continuous losses carried forward expired, reducing the valuation allowance by approximately $51,300 (2004 - $223,000).  At December 31, 2005, the Company had estimated post-continuous losses carried forward of approximately $933,000 (2004 - $830,500) (expiring in various amounts over the period from 20010 to 2016) available to reduce future taxable income.

8.	RELATED PARTY TRANSACTIONS
In addition to the related party transactions described elsewhere in these consolidated financial statements, the Company had the following related party transactions:
	a)	During the year ended December 31, 2005, the Company paid $nil to the Licensor (Note 2) for the purposes of continuing to develop the technology used in the Stent (2004 - $5,000).
	b)	During the year ended December 31, 2005, the Company paid officers and/or directors of the Company $1,218 in consulting fees (2004 - $68,907).
All related party transactions have been recorded at the exchange amount, which is the amount of consideration established and agreed upon by the parties.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004
9.	STATEMENT OF CASH FLOWS INFORMATION
a)	The components of the net change in items other than cash related to current operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:
			For the period from
			August 24, 1990
	For the years ended		(inception) to
	December 31		December 31
	2005	2004	2005
Changes in non-cash working capital			(cumulative)
items:
Receivables	$2,865	$(4,184)	$(5,629)
Prepaid expenses	(2,234)	(4,405)	(6,639)
Accounts payable	(36,073)	33,965	15,356
Accrued liabilities	(5,220)	(6,026)	17,296
	$(40,662)	$19,350	$20,384
b)	The components of the net change in items other than cash related to discontinued operations as reflected in the Consolidated Statements of Cash Flows are as follows:
			For the period from
			August 24, 1990
	For the years ended		(inception) to
	December 31		December 31,
	2005	2004	2005
			(cumulative)
Loss from discontinued operations	$-	$-	$(1,785,299)
Add items not involving cash:
Amortization	-	-	15,399
Debt forgiveness	-	-	(14,374)
Writedown of assets	-	-	4,146
Non-cash stock compensation	-	-	40,000
Changes in non-cash working capital items
items	-	-	72,974
	$-	$-	$(1,667,154)

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2005 and 2004

10.	CONTINGENCY

Subsequent to year-end, legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007, whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the year end December 31, 2005, as a result of these matters.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 4, 2004, the Company changed their principal independent accountants from Deloitte Touche LLP (“Deloitte”), Chartered Accountants, of Vancouver, British Columbia, to BDO Dunwoody LLP (“BDO”), Chartered Accountants, of Vancouver, British Columbia, who have been engaged as the Company’s principal independent accountants for the fiscal year ended December 31, 2005 and 2004.  Deloitte had been the principal independent accountant of the Company since 1997.

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

The Board of Directors approved the appointment of BDO as independent accountants for the fiscal year ending December 31, 2004 and 2005 and 2006.

There were no disagreements with Deloitte or BDO (“external auditors”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the external auditors’ satisfaction, would have caused the external auditors to make reference to the subject matter of such a disagreement in this report.

ITEM 8A.

CONTROLS AND PROCEDURES

As of December 31, 2005, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

 •

James Elliott, director and Chief Technology Officer of the Company, holds a B.Sc. (University of British Columbia) and a B.A.Sc. in Bio-Resource Engineering and Masters of Engineering Science in Materials Engineering (University of Western Ontario).  He has extensive knowledge in the medical device industry and the regulatory approval process.  He has been Chairman, President and CEO of MDMI Technologies Inc. and Thermal Ablation Technologies Canada Ltd., both private medical research and development companies, since April 1998.

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

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in 2005 but is expected to do so in 2006.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Company, for the years ended December 31, 2005, 2004 and 2003 to the Company's Named Executive Officers.

Named Executive Officers are all individuals serving as the Company’s Chief Executive Officer (“CEO”) or acting in a similar capacity during the last completed fiscal year, regardless of compensation level.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation				Long-Term Compensation			All Other Compen-sation ($)
					Awards		Payouts
	Year (1)	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Shares or Restricted Share Units ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Lindsay Semple CEO	2005 2004 2003	Nil 46,730 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 525,000 (2) Nil	Nil Nil Nil	Nil Nil Nil

(1)

Fiscal year ended December 31.

(2)

Options issued during 2004.

No executive officer received cash compensation in excess of $100,000 during the fiscal years ended December 31, 2005, 2004 or 2003.

The Company has no employment agreements with its Executive Officers.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(Individual Grants)

The following table sets forth the options granted to the Company’s Named Executive Officer during the fiscal year ended December 31, 2005:

Name	Securities Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at 12/31/05 Exercisable/Unexercisable (#)	Value of Unexercised in-the-Money Options/SARs at 12/31/05 Exercisable/Unexercisable ($)
Lindsay Semple, CEO	0	0	525,000/0 (2)	$0/$0 (1)

(1)

The difference between fair market value of the Company’s Common Stock at the fiscal year end December 31, 2005 and the exercise price.  An option is in-the-money if the exercise price per share is less than the market value per share.  The option exercise price of $0.40 did not exceed the trading price of the Company’s Common Stock during the fiscal year ended December 31, 2005.

(2)

See Stock Option Plan Information, Stock Option, below.

AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The Named Executive Officer(s) did not exercise any options during the most recently completed fiscal year ended December 31, 2005.

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

Stock Options

During the fiscal year ended December 31, 2005 no options were granted. The following options were outstanding as of December 31, 2005:

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

COMPENSATION OF DIRECTORS

The Company has never compensated its directors for attending meetings and no consulting contracts have been entered into in consideration of any director’s service on the Board. There are no employment contracts, termination of employment agreements, or change-in-control arrangements with any director.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information with respect to the beneficial ownership of common stock, as of March 8, 2007, by (a) each person who is known by the Company to be the beneficial owner(s) of more than 5% of the outstanding shares of common stock, (b) each director or director nominee of the Company, (c) each of the executive officers of the Company named in the Executive Compensation, Summary Compensation Table, below, and (d) all directors, director nominees and executive officers of the Company as a group.

Persons that have the right to acquire, within 60 days of the date hereof, any shares in the Company’s Common Stock through the exercise of any option, warrant or right, or otherwise, are shown in the following table.  The directors and officers were granted options in January 2004 and became fully vested July 30, 2004 (see Executive Compensation, Stock Options).

The Company has no subsidiaries and, therefore, no officer or director of the Company owned any stock in any subsidiary of the Company as of March 8, 2007.

Name and Address of Beneficial Owner	Designation or Positions Held	Amount and Nature of Beneficial Ownership	Percent of Class

GLENFIELD PARTNERS LIMITED P.O. Box 3321 Road Town Tortola VGB	5%+ Shareholder	3,155,785	27.32%
GOGNIAT, Ilona M. (1) 3784 Feurtersoey Switzerland	5%+ Shareholder	2,508,345	21.71%
SEMPLE, Lindsay #536 – 1489 Marine Drive W. Vancouver, BC V7T 1B8	Director (3) Chief Executive Officer(2)	733,332 (3)	6.35%
ELLIOTT, James R. (8) 12051 Horseshoe Way, # 115 Richmond, BC V7A 4V4	Director (5) Chief Technology Officer	947,500 (4) (7)	6.19%
WEISS, Boris 1541 Ross Road N. Vancouver, BC V7J 1V5	Director (4)	125,000(5)	3.87%
HOLMES, Linda P.O.Box 1609 Summerland, BC V0H 1Z0	Corporate Secretary	133,000 (8)	1.15%
LEDDING, Gregory 1360 Camwell Drive W. Vancouver, BC V7S 2M5	5% Shareholder and Former Director (6)	766,125 (6)(7)	6.63%
All current directors, nominees for director and executive officers as a group (4 persons)		2,260,572	18.74%

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

(5)

Mr. Weiss has 125,000 stock options exercisable at $0.40 per share.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The only transactions during the past two years, or proposed transactions in excess of $60,000, to which the Company was or is to be a party in which any director, executive officer, nominee for election as a director, 5% or greater shareholder or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, was the advancement of $89,554 (2004 - $111,998)  to the Company by the President to provide operational working capital during the year ended December 31, 2005,

Management Relationships

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

The Company entered into a consultancy agreement with Lindsay Semple, Chief Executive Officer, effective March 1, 2004 to March 1, 2006, to provide services consistent with that of the Chief Executive Officer in overseeing the day-to-day operations of the Company, and to execute the go-forward plan to commercialize the URO-Stent in the World’s important medical markets; to oversee corporate and securities compliance and disclosure to the Board of Directors and to the Public; and to perform such other consultative services as may from time to time be agreed upon between the parties.  Under the terms of the consultancy agreement, Mr. Semple was to be paid a monthly fee of Cdn$6,000 and be reimbursed for reasonable expenses incurred in the execution of his duties as Chief Executive Officer.  In the event the Company is unable to pay the monthly fee, the debt is to be accrued and at the end of each three-month period the Company is to exchange shares for debt at the last private placement price less 10%. This agreement was terminated on December 31, 2004.

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

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

Exhibit No. per Item 601 of Regulation SB	Formerly filed as Exhibit No.	The following documents were filed previously in the Company’s Form 20-F/A – Amendment No. 2, Registration Statement
3.1	1.01	Certificate of Incorporation in British Columbia and Memorandum of the Company
3.2	1.02	Articles of the Company

10.1	4.01	Option to Purchase Agreement dated February 3, 1997 among the Subsidiary, Jerry Stocks, James Bright and Richard Hillberg relating to the Pavlak Claims
10.2	4.02

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

10.9	4.09	1999 Combined Incentive and Nonqualified Stock Option Plan

		The following documents were filed previously in the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2001
10.10	4.10	Form 20, Report of Exempt Distribution, of 20,000 stock options granted to Linda Holmes on March 19, 2001
10.11	4.11	Quitclaim of Unpatented Mining Claims to John D. Bernt - December 2001 (SH and OR Claims)
10.12	4.12	Release of Mining Agreement between the Company and John D. Bernt, with respect to dropping the Bernt Claims – December 2001
10.13	4.13	Memorandum of Assignment of Mining Lease and Option to Purchase Agreement for the Pick and Shovel Claims to John D. Bernt – December 2001
10.14	4.14	Quitclaim dated January 16, 2002, with respect to the Big Ledge/Bluster claim group, from the Company to James Bright, Debbie Brown and Harvey Bellm
10.15	4.15	Quitclaim dated January 16, 2002, with respect to the Pavlak claims, from the Company to Jerry Stocks, James Bright, and Estate of Richard Hillberg

Exhibit No. per Item 601 of Regulation SB	Formerly filed as Exhibit No.	The following documents were filed in the Company’s Annual Report on Form 20-F for the year ended December 31, 2002.
3.2	1.03	Certificate of Name Change from San Antonios Resources Inc. to Global Precision Medical Inc., dated October 15, 2002
3.4	1.04	Certificate of Continuance from British Columbia into Wyoming, dated February 5, 2003
3.5	1.05	BC Registrar’s final authorization of continuation into Wyoming, effective February 5, 2003

10.16	4.16	Debt Waiver Agreement between the Company and Antonios Kripotos dated July 2, 2002.
10.17	4.17	Form of Debt Settlement Agreement between the Company and each of I. Gogniat and T. Ma, dated August 27, 2002
10.18	4.18	Form of Consultant Compensation Agreement between the Company and each of I. Gogniat and Lindsay Semple, dated August 27, 2002
10.19	4.19	Letter of Intent between the Company and Global Medical Sciences Ltd. dated August 28, 2002 granting the Licence to the Company
10.20	4.20	Licence and Joint Product Development Agreement between the Company and Global Medical Sciences Ltd. dated September 23, 2002 granting the Licence to the Company
10.21	4.21	Assignment of Rights to the Licence from the Company to its wholly-owned subsidiary, San Antonios Resources (USA) Inc., dated September 23, 2002
10.22	4.22

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

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

10-KSB Exhibit No.	The following documents were filed with this Annual Report on Form 10-KSB for the year ended December 31, 2004
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

(b)

Reports on Form 8-K.

During the fourth quarter of 2005, no reports on Form 8K were filed.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Year ended December 31	Fees for audit of annual and quarterly financial statements
	$CDN	$US
2005	33,834	27,924
2004	39,276	30,177

Audit-Related Fees

None

Tax Fees

Year ended December 31	Fees for tax services
	$CDN	$US
2005	Nil	Nil
2004	Nil	Nil

The Company is in the process of filing all statutory tax returns for all outstanding tax years. Any accumulated late fees or penalties, if assessed, will be paid immediately.

All Other fees

None.

Audit Committee Prior Approval Policies

The Company’s Audit Committee Charter provides that the audit committee must pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services.  The Company’s Audit Committee has not established any policies or procedures other than those required by SEC rules on auditor independence. No non-audit services were provided by the Company's principal independent accountants in 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL PRECISION MEDICAL INC.

By:

/s/ Lindsay Semple

Name:

Lindsay Semple

Title:

Chief Executive Officer

Date:

March 8, 2007

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

March 8, 2007

Title:

Chief Executive Officer, Acting Chief Financial Officer and Director

By:

/s/ James Elliott

March 8, 2007

Title:

Director

By:

/s/ Boris Weiss

March 8, 2007

Title:

Director