Form 10QSB
period 2006-03-31
GLOBAL PRECISION MEDICAL INC
filed 2007-03-26
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

☒

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Act)

Yes  ☐   No ☒

As of March 8, 2007 11,553,075 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes   ☐   No  ☒

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc. (A Development Stage Company) Consolidated Interim Balance Sheets (Expressed in US Dollars)

	March 31, 2006	December 31, 2005
	(Unaudited)

Assets

Current
Cash	$430	$463
Receivables	7,911	7,849
Prepaid expenses	5,085	7,658
TOTAL ASSETS	$13,426	$15,970

LIABILITIES AND CAPITAL DEFICIT

Liabilities

Current
Accounts payable	$16,194	$16,830
Accrued liabilities	27,393	19,705
Due to related party (Note 5)	100,449	101,410
TOTAL LIABILITIES	144,036	137,945
Capital Deficit
Capital Stock
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares	4,158,688	4,158,688
Common stock to be issued (Note 6)	172,400	172,400
Additional paid-in capital	200,462	200,462
Deficit accumulated during the development stage	(5,117,254)	(5,108,619)
Accumulated other comprehensive income -
Cumulative translation adjustment	455,094	455,094
TOTAL CAPITAL DEFICIT	(130,610)	(121,975)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$13,426	$15,970

Contingency (Note 11)

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc. (A Development Stage Company) Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) (Expressed in US Dollars)

	Three months ended March 31,		For the Period August 24, 1990 (inception) to March 31, 2006
	2006	2005	(cumulative)

Expenses (Recovery)
Accounting and audit	$8,225	11,714	$137,515
Amortization	-	-	452,000
Business development	-	34	22,140
Consulting (Note 9)	-	(1,571)	291,983
Filing Fees	-	-	3,265
Bank Charges	58	74	1,470
Foreign exchange loss (gain)	(160)	(268)	6,189
Legal fees	-	762	15,189
Office	58	673	37,303
Research and development	-	-	233,309
Stockholder information	-	165	4,988
Transfer agent	454	463	7,982
Travel	-	779	6,440
Write-down of licence and patents (Note 4)	-	-	2,112,182
Loss from continuing operations	(8,635)	(12,825)	(3,331,955)
Loss from discontinued operations	-	-	(1,785,299)
Net loss for the period	(8,635)	(12,825)	(5,117,254)
Foreign exchange translation adjustments	-	-	455,094
Comprehensive loss for the period	$(8,635)	$(12,825)	$(4,662,160)
Loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding	11,553,075	11,553,075

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc. (A Development Stage Company) Consolidated Interim Statements of Cash Flows (Unaudited) (Expressed in US Dollars)

	Three months ended March 31,		From August 24, 1990 (inception) to
	2006	2005	March 31, 2006
			(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$(8,635)	$(12,825)	$(3,331,955)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of licence and patents	-	-	2,112,182
Amortization	-	-	452,000
Stock option compensation	-	-	49,489
Common stock issued for expenses	-	-	332,400
Expenses settled by issuance of capital stock	-	-	6,000
Net changes in non-cash working capital items (Note 10)	8,602	(18,230)	28,986
Cash used in continuing operations	(33)	(31,055)	(350,898)
Cash used in discontinued operations	-	-	(1,667,154)
Cash used in operating activities	(33)	(31,055)	(2,018,052)
Cash flows used in investing activities
Acquisition of patents	-	-	(15,000)

Cash flows from financing activities
Advances from related party	-	31,040	732,192
Capital stock issued for cash	-	-	1,320,461
Cash provided by financing activities	-	31,040	2,052,653
Net increase (decrease) in cash	(33)	(15)	19,601
Effect of foreign exchange on cash	-	-	(19,171)
Cash, beginning of period	463	560	-
Cash, end of period	$430	$545	$430
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$9,243
Income taxes	$-	$-	$-

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

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit) - Continued
(Unaudited)
(Expressed in US Dollars)
				Deficit,
				Accumulated	Accumulated	Total
	Common Stock	Common	Additional	During the	Other	Stockholders’
		Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 2000 – brought forward	835,722	$1,290,077	$-	$-	$(1,381,984)	$(1,579)	$(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 8)	500,000	160,000	-	-	-	-	160,000
Issued for cash on private placement at $0.05 per share	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share	150,000	7,500	-		-	-	7,500
Stock option compensation	-	-	-	49,489	-	-	49,489
Loss for the year	-	-	-	-	(2,667,964)	-	(2,667,964)
Balance, December 31, 2004	11,553,075	4,158,688	172,400	200,462	(5,059,630)	455,094	(72,986)
Loss for the year	-	-	-	-	(48,989)	-	(48,989)
Balance, December 31, 2005	11,553,075	4,158,688	172,400	200,462	(5,108,619)	455,094	(121,975)
Loss for the period	-	-	-	-	(8,635)	-	(8,635)
Balance, March 31, 2006	11,553,075	$4,158,688	$172,400	$200,462	$(5,117,254)	$455,094	$(130,610)
The accompanying notes are an integral part of these consolidated interim financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Global Precision Medical Inc.

 (A Development Stage Company)

Notes to Interim Consolidated Financial Statements

Three months ended March 31, 2006

(Expressed in United States dollars)

1.

Consolidated Interim Financial Statements

All figures as at and for the periods ended March 31, 2006 and 2005 are unaudited.

The consolidated interim financial statements of the Company have been prepared by management without audit in accordance with generally accepted accounting principles in the United States of America for interim financial statements and stated in United States dollars.  The disclosures in these consolidated interim financial statements prepared in accordance with the requirements of generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. These consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 2005 and 2004.

Results of operations for interim periods may not be indicative of annual results.

2.

Nature of Business

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in August 2002.  In all, the Company divested itself of all mineral leases and all further financial obligations with respect to those properties and of all located claims and ceased to be involved in the mining business.  On September 23, 2002 the Company entered into an exclusive worldwide Technology Licence Agreement to commercialize and further develop the technology known as the URO-Stent (the “Licence”).  The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia.   BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men. At September 30, 2004, in light of the difficulties in raising funds for development, management wrote off the remaining carrying value of the Licence and Patents.  The Company does not intend to continue pursuing financing for the URO-Stent development.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at March 31, 2006, the Company has recognized no revenue, has accumulated losses of $5,117,254 since its inception, and has determined that the URO-Stent cannot be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, raising additional financing and seeking new business opportunities to ultimately, position the Company for profitable operations. Together with other activities slated for the next twelve months ending March 31, 2007, approximately $180,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining sufficient financing to sustain the company pending the adoption of a viable business. There can be no assurance that such financings will occur.

While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such financings will occur.  These financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

3.

Significant Accounting Policies

These interim financial statements have been prepared with generally accepted accounting principles for interim financial statements and follow the same accounting policies and methods of application as the annual financial statements for the year ended December 31, 2005, except for the adoption of the new policy as described below:

Beginning January 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-based Compensation" (“SFAS 123(R)”), and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Prior to the adoption of SFAS 123R, the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to employees and directors.  Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant.  Any stock-based compensation for employees was recognized on a straight-line basis over the vesting period of the individual options.

Stock options granted to non-employees were accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and recognized as the related services are provided and the options earned. Fair value of unvested options are re-measured and adjusted on each balance sheet date until the options vest.

The Company did not record compensation expense on the granting of stock options to employees or directors prior to January 1, 2006 as none of the options granted to employees during that time had exercise prices less than the market value of the underlying common stock on the grant date. All options granted to employees vested prior to January 1, 2005, thus there is no effect on net loss and net loss per share for the three months ended March 31, 2005 even if the Company had applied the fair value provisions of SFAS to all options prior to January 1, 2006.

4.  Licence and Patents

At September 30, 2004, Management reviewed the status of the Urethral Stent program (“the Stent”) and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value of $2,112,182 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  In light of the difficulty in raising funds and the technical challenges of developing the stent to a stage where it may become commercially successful, the Company does not intend to continue pursuing financing for the Stent development.

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

7.  Stock Options

The Company had the following stock options outstanding at March 31, 2006:

	Number	Exercise Price
Balance outstanding, December 31, 2005 and March 31, 2006	1,215,000	$0.40
Balance exercisable, December 31, 2005 and March 31, 2006	1,215,000	$0.40

The following table summarizes information about the options outstanding at March 31, 2006:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 0.40	1,215,000	2.8 years	1,215,000

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  Fair value of unvested options are re-measured and adjusted on each balance sheet date until the options vest. These amounts are charged to operations over the vesting period of the individual stock options.  All options were fully vested at June 30, 2004, and the related share option benefit was charged to income by that date. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and director stock options (for options granted for director services) in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123 prior to the adoption of SFAS 123R. The Company adopted SFAS 123R on January 1, 2006. There have been no stock based awards granted since 2004 and no unvested portion of previously granted awards that remain outstanding for the year ended December 31, 2005 and at the date of adoption..

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

9.  Related Party Transactions

In addition to the related party transactions described elsewhere in these consolidated financial statements, during the three month ended March 31, 2006, the Company paid consulting fees to officers and/or directors of the Company $nil (2005 – recovery of $1,571).

All related party transactions have been recorded at the exchange value, the amounts agreed upon by the parties.

10.   Statements of Cash Flows Information

	For the three months ended March 31,		For the period from August 24, 1990 (inception) to March 31,
	2006	2005	2006
Net changes in non-cash working capital items			(cumulative)

Receivables	$(62)	$(589)	$(5,691)
Prepaid expenses	2,573	1,944)	(4,066)
Accounts payable	(636)	(24,422)	14,720
Accrued liabilities	6,727	4,837	24,023
	$8,602	$(18,230)	$28,986

11.

Contingency

Subsequent to year-end, legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the period ended March 31, 2006 as a result of these matters.

12.  New Accounting pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of change.  SFAS No. 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for fiscal years beginning after December 15, 2005.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (SFAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in SFAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of the provisions of SAB 108 on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

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

The Company undertook to commercialize the stent by moving towards regulatory approval for use and sale with the ultimate goal of attaining Health Canada and FDA approvals.  However, technical difficulties became apparent and the Company determined that the technical and financial resources necessary to improve the stent were not available to the company. The Company decided to discontinue the programme and is in the process of seeking alternative opportunities.

The Company was dependent on patent protection and in the early stages of development and production it is dependent on various strategic alliances: Russian National Academy of Science, Department of Urology Moscow Medical Semashko Institute, Department of Materials and Metals Engineering, the A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science and MDMI in British Columbia.  Maintaining a satisfactory working relationship with these groups was essential to acquiring the NiTi wire to manufacture the URO-Stent.  The URO-Stent has IP protection in that it has been granted a patent by the Patent Office of Russia and is the subject of a pending application under the international Patent Cooperation.  The Company engaged TransTechnology (Moscow) to coordinate with the Company’s Patent Attorneys to manage the IP of the URO-Stent and any other devices that may emerge from the special properties of the IMET NiTi to which the Company has rights.

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

The Company has not had any revenues from operations in each of the last two fiscal years nor in the period January 1, 2006 through to the date of this document.

PLAN OF OPERATION

Management’s plan for the next twelve months calls for the Company to seek further funding and to investigate other business opportunities.

(i)

It is expected that $15,000 per month will cover telephones, regulatory administration help and due diligence on other business opportunities with the view to entering into a suitable business venture. Minimal staffing is required to maintain the Company.

The Company will be dependent on future financing to fund the maintenance of the company as well as other working capital requirements.  The Company is currently anticipating further subscriptions for its common stock by way of private placement but there can be no assurance that these financings will be completed or that they will result in raising sufficient proceeds for the Company to meet its current and expected working capital needs. Until such time when further equity financing is completed, the Company is relying on advances from its Chief Executive Officer to provide the required capital for the Company to meet its operating obligations.

(ii)

In the next twelve months there are no anticipated needs for the purchase of plant or equipment

(iii)

The Company has no employees currently, as work is contracted out to consultants.

At March 31, 2006, the Company has not yet generated revenue to date, has a working capital deficiency of $130,610 (December 31, 2005 - $121,975) and has an accumulated deficit as at March 31, 2006 of $5,117,254 (December 31, 2005 - $5,108,619). These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2005 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements as at March 31, 2006 and December 31, 2005 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Liquidity

At March 8, 2007, the Company had cash in the amount of $1,675 available.  During the upcoming twelve months it is anticipated that the Company will require $180,000 in working capital to finance ongoing operations. Subject to the ability of the Company to raise money from investors, funds for ongoing operations will continue to be funded by way of private placements.

Since inception, the Company has financed its operations from private financing, and occasionally from stockholder advances. The Company has suffered recurring losses from operations and at March 31, 2006 has a working capital deficiency (current assets less current liabilities) of $130,610, which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.

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

At September 30, 2004, Management reviewed the status of the Stent program and, in light of the difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.  The Company does not intend to continue pursuing financing for the Stent development.

Research and Development Costs

The Company expensed all research and development costs as incurred, including costs related to product and technology development.

Stock-based Compensation

Beginning January 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-based Compensation" (“SFAS 123(R)”), and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Prior to the adoption of SFAS 123R, the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to employees and directors.  Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant.  Any stock-based compensation for employees was recognized on a straight-line basis over the vesting period of the individual options.

Stock options granted to non-employees were accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and recognized as the related services are provided and the options earned. Fair value of unvested options are re-measured and adjusted on each balance sheet date until the options vest.

The Company did not record compensation expense on the granting of stock options to employees or directors prior to January 1, 2006 as none of the options granted to employees during that time had exercise prices less than the market value of the underlying common stock on the grant date. All options granted to employees vested prior to January 1, 2005, thus there is no effect on net loss and net loss per share for the three months ended March 31, 2005 even if the Company had applied the fair value provisions of SFAS to all options prior to January 1, 2006.

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  Fair value of unvested options are re-measured and adjusted on each balance sheet date until the options vest. These amounts are charged to operations over the vesting period of the individual stock options.  All options were fully vested at June 30, 2004, and the related share option benefit was charged to income by that date. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and director stock options (for options granted for director services) in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123 prior to the adoption of SFAS 123R. The Company adopted SFAS 123R on January 1, 2006. There have been no stock based awards granted since 2004 and no unvested portion of previously granted awards that remain outstanding for the year ended December 31, 2005 and at the date of adoption.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of change.  SFAS No. 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for fiscal years beginning after December 15, 2005.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (SFAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in SFAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of the provisions of SAB 108 on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

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

Development Stage Company

The Company currently has no products approved for sale or use.

Limited Operating History

The Company has a limited operating history upon which an evaluation of its prospects can be made. The future of the Company will depend on many factors, including access to adequate capital and the adoption of a business that is financible on the merits of that business if indeed such a business can be adopted. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business.

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2005 the Company incurred a cumulative net loss of $5,108,619 from its inception. In the three months ended March 31, 2006 the net loss from operations was $8,635, resulting in accumulated deficit of $5,117,254 as at March 31, 2006. As the Company has discontinued the development of the URO-stent, it is anticipated that negative cash flows will continue for the foreseeable future.

The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in acquiring another business that is commercially viable. There can be no assurance that any such events will occur, or that the Company will ever achieve profitable operations.

Dependence on Financing

The Company's capital requirements have been and will continue to be significant, estimated at $180,000 for the next 12 months ending March 31, 2007. The Company will be dependent on future financing to maintain its operations as well as other working capital requirements. The Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current stockholders of the Company other than the CEO will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

Dependence on Management and Recruiting

The success of the Company is currently largely dependent on the performance of its Chief Executive Officer, as well as its Directors.  The loss of the services of these persons would have a materially adverse effect on the Company’s business and prospects.  There is no assurance the Company can maintain the services of its directors or other qualified personnel required to operate its business. Failure to do so could have a material adverse affect on the Company and its prospects.  The Company does not have key-man insurance on any of its officers or directors.

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

Item 3.

Controls and Procedures

As of March 31, 2006, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

Legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the period ended March 31, 2006 as a result of these matters.

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

GLOBAL PRECISION MEDICAL INC.
(Registrant)

Date: March 8, 2007	By:	/s/ Lindsay Semple
Lindsay Semple Chief Executive Officer and Acting Chief Financial Officer