Form 10QSB
period 2006-06-30
GLOBAL PRECISION MEDICAL INC
filed 2007-03-26
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

☒

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

Yes    ☐     No  ☒

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc. (A Development Stage Company) Consolidated Interim Balance Sheets (Expressed in US Dollars)

	June 30, 2006	December 31, 2005
	(Unaudited)

Assets

Current
Cash	$4,118	463
Receivables	5,096	7,849
Prepaid expenses	5,085	7,658
TOTAL ASSETS	$14,299	$15,970

LIABILITIES AND CAPITAL DEFICIT

Liabilities

Current
Accounts payable	$14,263	$16,830
Accrued liabilities	29,570	19,705
Due to related party (Note 5)	115,905	101,410
TOTAL LIABILITIES	159,738	137,945
Capital Deficit
Capital Stock
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares	4,158,688	4,158,688
Common stock to be issued (Note 6)	172,400	172,400
Additional paid-in capital	200,462	200,462
Deficit accumulated during the development stage	(5,132,083)	(5,108,619)
Accumulated other comprehensive income -
Cumulative translation adjustment	455,094	455,094
TOTAL CAPITAL DEFICIT	(145,439)	(121,975)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$14,299	$15,970

Contingency (Note 11)

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc. (A Development Stage Company) Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) (Expressed in US Dollars)

	Six months ended June 30,		Three months ended June 30,		For the Period August 24, 1990 (inception) to June 30, 2006
	2006	2005	2006	2005
					(cumulative)
Expenses (Recovery)
Accounting and audit	$16,297	19,974	$8,072	$8,260	$145,587
Amortization	-	-	-	-	452,000
Business development	-	34	-	-	22,140
Consulting (Note 9)	-	(935)	-	636	291,983
Filing Fees	-	60	-	60	3,265
Bank Charges	140	230	82	156	1,552
Foreign exchange loss (gain)	6,036	(1,303)	6,196	(1,035)	12,385
Legal fees	-	762	-	-	15,189
Office	58	1,466	-	793	37,303
Research and development (Note 8)	-	-	-	-	233,309
Stockholder information	-	165	-	-	4,988
Transfer agent	933	940	479	477	8,461
Travel	-	1,091	-	312	6,440
Write-down of licence and patents (Note 4)	-	-	-	-	2,112,182
Loss from continuing operations	(23,464)	(22,484)	(14,829)	(9,659)	(3,346,784)
Loss from discontinued operations	-	-	-	-	(1,785,299)
Net loss for the period	(23,464)	(22,484)	(14,829)	(9,659)	(5,132,083)
Foreign exchange translation adjustments	-	-	-	-	455,094
Comprehensive loss for the period	$(23,464)	$(22,484)	$(14,829)	$(9,659)	$(4,676,989)
Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	11,553,075	11,553,075	11,553,075	11,553,075

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc. (A Development Stage Company) Consolidated Interim Statements of Cash Flows (Unaudited) (Expressed in US Dollars)

	Six months ended June 30,		From August 24, 1990 (inception) to
	2006	2005	June 30, 2006
			(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$(23,464)	$(22,484)	$(3,346,784)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of licence and patents	-	-	2,112,182
Amortization	-	-	452,000
Stock option compensation	-	-	49,489
Common stock issued for expenses	-	-	332,400
Expenses settled by issuance of capital stock	-	-	6,000
Net changes in non-cash working capital items (Note 10)	11,663	(33,623)	32,047
Cash used in continuing operations	(11,801)	(56,107)	(362,666)
Cash used in discontinued operations	-	-	(1,667,154)
Cash used in operating activities	(11,801)	(56,107)	(2,029,820)
Cash flows used in investing activities
Acquisition of patents	-	-	(15,000)

Cash flows from financing activities
Advances from related party	15,456	57,201	747,648
Capital stock issued for cash	-	-	1,320,461
Cash provided by financing activities	15,456	57,201	2,068,109
Net increase in cash	3,655	1,094	23,289
Effect of foreign exchange on cash	-	-	(19,171)
Cash, beginning of period	463	560	-
Cash, end of period	$4,118	$1,654	$4,118

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$9,243
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Unaudited)
(Expressed in US Dollars)

					Deficit,
					accumulated	Accumulated	Total
	Common Stock			Additional	during the	Other	Stockholders’
			Common	Paid-in	development	Comprehensive	Equity
	Shares	Amount	Stock to be issued	Capital	stage	Income (loss)	(Capital Deficit)
Issued for cash on inception in August 1990, at $0.04 per share	125,000	$5,470	$-	$-	$-	$-	$5,470
Loss for the year ended December 31, 1994	-	-	-	-	(9,718)	-	(9,718)
Foreign currency translation adjustment	-	-	-	-	-	95	95
Balance, December 31, 1994	125,000	5,470	-	-	(9,718)	95	(4,153)
Loss for the year	-	-	-	-	(2,637)	-	(2,637)
Foreign currency translation adjustment	-	-	-	-	-	(128)	(128)
Balance, December 31, 1995	125,000	5,470	-	-	(12,355)	(33)	(6,918)
Issued to settle stockholder loan at $1.10 per share	110,806	121,889	-	-	-	-	121,889
Subscriptions received	-	-	30,434	-	-	-	30,434
Loss for the year	-	-	-	-	(180,728)	-	(180,728)
Foreign currency translation adjustment	-	-	-	-	-	146	146
Balance, December 31, 1996	235,806	127,359	30,434	-	(193,083)	113	(35,177)
Subscriptions received	-	-	342,928	-	-	-	342,928
Loss for the year	-	-	-	-	(261,160)	-	(261,160)
Foreign currency translation adjustment	-	-	-	-	-	(1,092)	(1,092)
Balance, December 31, 1997	235,806	127,359	373,362	-	(454,243)	(979)	45,499
Issued for cash at $2.53 per share	33,333	84,283	-	-	-	-	84,283
Subscriptions received	-	-	136,201	-	-	-	136,201
Loss for the year	-	-	-	-	(282,946)	-	(282,946)
Foreign currency translation adjustment	-	-	-	-	-	(1,080)	(1,080)
Balance, December 31, 1998	269,139	211,642	509,563	-	(737,189)	(2,059)	(18,043)
Issued for cash on private placement at $2.97 per share	101,000	300,247	-	-	-	-	300,247
Issued to settle stockholder loan at $1.01 per share	133,333	134,608	-	-	-	-	134,608
Subscriptions received	-	-	131,998	-	-	-	131,998
Issued to settle subscriptions at $1.94 per share	331,250	641,561	(641,561)	-	-	-	-
Issued to settle accounts payable at $2.02 per share	1,000	2,019	-	-	-	-	2,019
Loss for the year	-	-	-	-	(350,666)	-	(350,666)
Foreign currency translation adjustment	-	-	-	-	-	5,334	5,334
Balance, December 31, 1999	835,722	1,290,077	-	-	(1,087,855)	3,275	205,497
Loss for the year	-	-	-	-	(294,129)	-	(294,129)
Foreign currency translation adjustment	-	-		-	-	(4,854)	(4,854)
Balance, December 31, 2000 –carried forward	835,722	$1,290,077	$-	$-	$(1,381,984)	$(1,579)	$(93,486)

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit) - Continued
(Unaudited)
(Expressed in US Dollars)
				Deficit,
				Accumulated	Accumulated	Total
	Common Stock	Common	Additional	During the	Other	Stockholders’
		Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 2000 – brought forward	835,722	$1,290,077	$-	$-	$(1,381,984)	$(1,579)	$(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 8)	500,000	160,000	-	-	-	-	160,000
Issued for cash on private placement at $0.05 per share	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share	150,000	7,500	-		-	-	7,500
Stock option compensation	-	-	-	49,489	-	-	49,489
Loss for the year	-	-	-	-	(2,667,964)	-	(2,667,964)
Balance, December 31, 2004	11,553,075	4,158,688	172,400	200,462	(5,059,630)	455,094	(72,986)
Loss for the year	-	-	-	-	(48,989)	-	(48,989)
Balance, December 31, 2005	11,553,075	4,158,688	172,400	200,462	(5,108,619)	455,094	(121,975)
Loss for the period	-	-	-	-	(23,464)	-	(23,464)
Balance, June 30, 2006	11,553,075	$4,158,688	$172,400	$200,462	$(5,132,083)	$455,094	$(145,439)

The accompanying notes are an integral part of these consolidated interim financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Global Precision Medical Inc.

 (A Development Stage Company)

Notes to Interim Consolidated Financial Statements

Six months Ended June 30, 2006

(Expressed in United States dollars)

1.

Consolidated Interim Financial Statements

All figures as at and for the periods ended June 30, 2006 and 2005 are unaudited.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at June 30, 2006, the Company has recognized no revenue, has accumulated losses of $5,132,083 since its inception, and has determined that the URO-Stent can not be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, raising additional financing and seeking new business opportunities to ultimately, position the Company for profitable operations. Together with other activities slated for the next twelve months ending June 30, 2007, approximately $180,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining sufficient financing to sustain the company pending the adoption of a viable business. There can be no assurance that such financings will occur.

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

Beginning January 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-based Compensation" (“SFAS 123(R)”), and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  .  Prior to the adoption of SFAS 123R, the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted to employees and directors.  Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant.  Any stock-based compensation for employees was recognized on a straight-line basis over the vesting period of the individual options.

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

The Company did not record compensation expense on the granting of stock options to employees or directors prior to January 1, 2006 as none of the options granted to employees during that time had exercise prices less than the market value of the underlying common stock on the grant date. All options granted to employees vested prior to January 1, 2005, thus there is no effect on net loss and net loss per share for the six months ended June 30, 2005 even if the Company had applied the fair value provisions of SFAS to all options prior to January 1, 2006.

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

7.  Stock Options

The Company had the following stock options outstanding at June 30, 2006:

	Number	Exercise Price
Balance outstanding, December 31, 2005 and June 30, 2006	1,215,000	$0.40
Balance exercisable, December 31, 2005 and June 30, 2006	1,215,000	$0.40

The following table summarizes information about the options outstanding at June 30, 2006:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 0.40	1,215,000	2.6 years	1,215,000

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  Fair value of unvested options are re-measured and adjusted on each balance sheet date until the options vest.  These amounts are charged to operations over the vesting period of the individual stock options.  All options were fully vested at June 30, 2004, and the related share option benefit was charged to income by that date. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and director stock options (for options granted for director services) in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123 prior to the adoption of SFAS 123R. The Company adopted SFAS 123R on January 1, 2006. There have been no stock based awards granted since 2004 and no unvested portion of previously granted awards that remain outstanding for the year ended December 31, 2005 and at the date of adoption...

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

9.  Related Party Transactions

In addition to the related party transactions described elsewhere in these consolidated financial statements, during the six months ended June 30, 2006, the Company paid consulting fees to officers and/or directors of the Company $nil (2005 – recovery of $935).

All related party transactions have been recorded at the exchange value, the amounts agreed upon by the parties.

10.   Statements of Cash Flows Information

	For the six months ended June 30,		For the period from August 24, 1990 (inception) to June 30
	2006	2005	2006
Net changes in non-cash working capital items			(cumulative)

Receivables	$2,753	$5,177	$(2,876)
Prepaid expenses	2,573	1,976	(4,066)
Accounts payable	(2,567)	(44,287)	12,789
Accrued liabilities	8,904	3,511	26,200
	$11,663	$(33,623)	$32,047

11.   Contingency

Subsequent to year-end, legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the period ended June 30, 2006 as a result of these matters.

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

The Company was dependent on patent protection and in the early stages of development and production it is dependent on various strategic alliances: Russian National Academy of Science, Department of Urology Moscow Medical Semashko Institute, Department of Materials and Metals Engineering, the A.A Baikov Institute of Metallurgy and Materials Technology of Russian Academy of Science and MDMI in British Columbia.  Maintaining a satisfactory working relationship with these groups was essential to acquiring the NiTi wire to manufacture the URO-Stent.  The URO-Stent has IP protection in that it has been granted a patent by the Patent Office of Russia and is the subject of a pending application under the international Patent Cooperation The Company engaged TransTechnology (Moscow) to coordinate with the Company’s Patent Attorneys to manage the IP of the URO-Stent and any other devices that may emerge from the special properties of the IMET NiTi to which the Company has rights.

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

At June 30, 2006, the Company has not yet generated revenue to date, has a working capital deficiency of $145,439 (December 31, 2005 - $121,975) and has an accumulated deficit as at June 30, 2006 of $5,132,083 (December 31, 2005 - $5,108,619). These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2005 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements as at June 30, 2006 and December 31, 2005 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Liquidity

At March 8, 2007, the Company had cash in the amount of $1,675 available.  During the upcoming twelve months it is anticipated that the Company will require $180,000 in working capital to finance ongoing operations. Subject to the ability of the Company to raise money from investors, funds for ongoing operations will continue to be funded by way of private placements.

Since inception, the Company has financed its operations from private financing, and occasionally from stockholder advances. The Company has suffered recurring losses from operations and at June 30, 2006 has a working capital deficiency (current assets less current liabilities) of $145,439, which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.

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

The Company did not record compensation expense on the granting of stock options to employees or directors prior to January 1, 2006 as none of the options granted to employees during that time had exercise prices less than the market value of the underlying common stock on the grant date. All options granted to employees vested prior to January 1, 2005, thus there is no effect on net loss and net loss per share for the six months ended June 30, 2005 even if the Company had applied the fair value provisions of SFAS to all options prior to January 1, 2006.

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

Limited Operating History

The Company has a limited operating history upon which an evaluation of its prospects can be made. The future of the Company will depend on many factors, including access to adequate capital and the adoption of a business that is financible on the merits of that business if indeed such a business can be adopted. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business..

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2005 the Company incurred a cumulative net loss of $5,108,619 from its inception. In the six months ended June 30, 2006 the net loss from operations was $23,464, resulting in accumulated deficit of $5,132,083 as at June 30, 2006. As the Company has discontinued the development of the URO-stent, it is anticipated that negative cash flows will continue for the foreseeable future.

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

Dependence on Financing

The Company's capital requirements have been and will continue to be significant, estimated at $180,000 for the next 12 months ending June 30, 2007. The Company will be dependent on future financing to maintain its operations as well as other working capital requirements. The Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current stockholders of the Company other than the CEO will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

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

Item 3.

Controls and Procedures

As of June 30, 2006, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

Legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the period ended June 30, 2006 as a result of these matters

Item 2.

Changes in Securities

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