Form 10QSB
period 2006-09-30
GLOBAL PRECISION MEDICAL INC
filed 2007-03-26
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

☒

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

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

Yes  ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Balance Sheets
(Expressed in US Dollars)
	September 30, 2006	December 31, 2005
	(Unaudited)

Assets

Current
Cash	$1,752	$463
Receivables	5,119	7,849
Prepaid expenses	5,085	7,658
TOTAL ASSETS	$11,956	$15,970

LIABILITIES AND CAPITAL DEFICIT

Liabilities

Current
Accounts payable	$15,986	$16,830
Accrued liabilities	34,045	19,705
Due to related party (Note 5)	115,873	101,410
TOTAL LIABILITIES	165,904	137,945
Capital Deficit
Capital Stock
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares	4,158,688	4,158,688
Common stock to be issued (Note 6)	172,400	172,400
Additional paid-in capital	200,462	200,462
Deficit accumulated during the development stage	(5,140,592)	(5,108,619)
Accumulated other comprehensive income -
cumulative translation adjustment	455,094	455,094
TOTAL CAPITAL DEFICIT	(153,948)	(121,975)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$11,956	$15,970
Contingency (Note 11) The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars)
	Nine months ended September 30,		Three months ended September 30,		For the Period August 24, 1990 (inception) to September 30, 2006
	2006	2005	2006	2005
					(cumulative)
Expenses
Accounting and audit	$24,369	$26,682	$8,072	$6,708	$153,659
Amortization	-	-	-	-	452,000
Business development	-	34	-	-	22,140
Consulting (Note 9)	-	1,218	-	2,153	291,983
Filing Fees	-	865	-	805	3,265
Bank Charges	198	285	58	55	1,610
Foreign exchange loss	5,994	3,889	42	5,192	12,343
Legal fees	-	6,222	-	5,460	15,189
Office	58	1,516	-	50	37,303
Research and development (Note 8)	-	-	-	-	233,309
Stockholder information	-	165	-	-	4,988
Transfer agent	1,354	1,247	421	307	8,882
Travel	-	1,091	-	-	6,440
Write-down of licence and patents (Note 4)	-	-	-	-	2,112,182
Loss from continuing operations	(31,973)	(43,214)	(8,593)	(20,730)	(3,355,293)
Loss from discontinued operations	-	-	-	-	(1,785,299)
Net loss for the period	(31,973)	(43,214)	(8,593)	(20,730)	(5,140,592)
Foreign exchange translation adjustments	-	-	-	-	455,094
Comprehensive loss for the period	$(31,973)	$(43,214)	$(8,593)	$(20,730)	$(4,685,498)
Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	11,553,075	11,553,075	11,553,075	11,553,075

The accompanying notes are an integral part of these consolidated interim financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
	Nine months ended September 30,	From August 24, 1990 (inception) to
	2006	2005	September 30, 2006
			(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$ (31,973)	$ (43,214)	$ (3,355,293)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of licence and patents	-	-	2,112,182
Amortization	-	-	452,000
Stock option compensation	-	-	49,489
Common stock issued for expenses	-	-	332,400
Expenses settled by issuance of capital stock	-	-	6,000
Net changes in non-cash working capital items (Note 10)	17,838	(25,052)	38,222
Cash used in continuing operations	(14,135)	(68,266)	(365,000)
Cash used in discontinued operations	-	-	(1,667,154)
Cash used in operating activities	(14,135)	(68,266)	(2,032,154)
Cash flows used in investing activities
Acquisition of patents	-	-	(15,000)

Cash flows from financing activities
Advances from related party	15,424	69,392	747,616
Capital stock issued for cash	-	-	1,320,461
Cash provided by financing activities	15,424	69,392	2,068,077
Net increase in cash	1,289	1,126	20,923
Effect of foreign exchange on cash	-	-	(19,171)
Cash, beginning of period	463	560	-
Cash, end of period	$ 1,752	$ 1,686	$ 1,752
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ 9,243
Income taxes	$ -	$ -	$ -

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

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Interim Statements of Changes in Stockholders’ Equity (Capital Deficit) - Continued
(Unaudited)
(Expressed in US Dollars)
				Deficit,
				Accumulated	Accumulated	Total
	Common Stock	Common	Additional	During the	Other	Stockholders’
		Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 2000 – brought forward	835,722	$1,290,077	$-	$-	$(1,381,984)	$(1,579)	$(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 8)	500,000	160,000	-	-	-	-	160,000
Issued for cash on private placement at $0.05 per share	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share	150,000	7,500	-		-	-	7,500
Stock option compensation	-	-	-	49,489	-	-	49,489
Loss for the year	-	-	-	-	(2,667,964)	-	(2,667,964)
Balance, December 31, 2004	11,553,075	4,158,688	172,400	200,462	(5,059,630)	455,094	(72,986)
Loss for the year	-	-	-	-	(48,989)	-	(48,989)
Balance, December 31, 2005	11,553,075	4,158,688	172,400	200,462	(5,108,619)	455,094	(121,975)
Loss for the period	-	-	-	-	(31,973)	-	(31,973)
Balance, September 30, 2006	11,553,075	$4,158,688	$172,400	$200,462	$(5,140,592)	$455,094	$(153,948)
The accompanying notes are an integral part of these consolidated interim financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Global Precision Medical Inc.

 (A Development Stage Company)

Notes to Interim Consolidated Financial Statements

Nine months ended September 30, 2006

(Expressed in United States dollars)

1.

Consolidated Interim Financial Statements

All figures as at and for the periods ended September 30, 2006 and 2005 are unaudited.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at September 30, 2006, the Company has recognized no revenue, has accumulated losses of $5,140,592 since its inception, and has determined that the URO-Stent can not be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, raising additional financing and seeking new business opportunities to ultimately, position the Company for profitable operations. Together with other activities slated for the next twelve months ending September 30, 2007, approximately $180,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining sufficient financing to sustain the company pending the adoption of a viable business. There can be no assurance that such financings will occur.

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

The Company did not record compensation expense on the granting of stock options to employees or directors prior to January 1, 2006 as none of the options granted to employees during that time had exercise prices less than the market value of the underlying common stock on the grant date. All options granted to employees vested prior to January 1, 2005, thus there is no effect on net loss and net loss per share for the nine months ended September 30, 2005 even if the Company had applied the fair value provisions of SFAS to all options prior to January 1, 2006.

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

7.  Stock Options

The Company had the following stock options outstanding at September 30, 2006:

	Number	Exercise Price
Balance outstanding, December 31, 2005 and September 30, 2006	1,215,000	$0.40
Balance exercisable, December 31, 2005 and September 30, 2006	1,215,000	$0.40

The following table summarizes information about the options outstanding at September 30, 2006:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 0.40	1,215,000	2.3 years	1,215,000

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  Fair value of unvested options are re-measured and adjusted on each balance sheet date until the options vest.  These amounts are charged to operations over the vesting period of the individual stock options.  All options were fully vested at September 30, 2004, and the related share option benefit was charged to income by that date. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and director stock options (for options granted for director services) in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123 prior to the adoption of SFAS 123R. The Company adopted SFAS 123R on January 1, 2006. There have been no stock based awards granted since 2004 and no unvested portion of previously granted awards that remain outstanding for the year ended December 31, 2005 and at the date of adoption.

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

9.  Related Party Transactions

In addition to the related party transactions described elsewhere in these consolidated financial statements, during the nine months ended September 30, 2006, the Company paid consulting fees to officers and/or directors of the Company $nil (2005 – $1,218).

All related party transactions have been recorded at the exchange value, the amounts agreed upon by the parties.

10.   Statements of Cash Flows Information

	For the nine months ended September 30,		For the period from August 24, 1990 (inception) to September 30,
	2006	2005	2006
Net changes in non-cash working capital items			(cumulative)

Receivables	$ 2,730	$ 3,386	$ (2,899)
Prepaid expenses	2,573	1,840	(4,066)
Accounts payable	(844)	(28,421)	14,512
Accrued liabilities	13,379	(1,857)	30,675
	$ 17,838	$ (25,052)	$ 38,222

11.

Contingency

Subsequent to year-end, legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the period ended September 30, 2006 as a result of these matters.

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

(i)

It is expected that $15,000 per month will cover telephones, regulatory administration help and due diligence on other business opportunities with the view to entering into a suitable business venture. Minimal staffing is required to maintain the Company..

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

At September 30, 2006, the Company has not yet generated revenue to date, has a working capital deficiency of $153,948 (December 31, 2005 - $121,973) and has an accumulated deficit as at September 30, 2006 of $5,140,592 (December 31, 2005 - $5,108,619). These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2005 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements as at September 30, 2006 and December 31, 2005 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Liquidity

At March 8, 2007 the Company had cash in the amount of $1,675 available.  During the upcoming twelve months it is anticipated that the Company will require $180,000 in working capital to finance ongoing operations. Subject to the ability of the Company to raise money from investors, funds for ongoing operations will continue to be funded by way of private placements.

Since inception, the Company has financed its operations from private financing, and occasionally from stockholder advances. The Company has suffered recurring losses from operations and at September 30, 2006 has a working capital deficiency (current assets less current liabilities) of $153,948, which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.

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

The Company did not record compensation expense on the granting of stock options to employees or directors prior to January 1, 2006 as none of the options granted to employees during that time had exercise prices less than the market value of the underlying common stock on the grant date. All options granted to employees vested prior to January 1, 2005, thus there is no effect on net loss and net loss per share for the nine months ended September 30, 2005 even if the Company had applied the fair value provisions of SFAS to all options prior to January 1, 2006.

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

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2005 the Company incurred a cumulative net loss of $5,108,619 from its inception. In the nine months ended September 30, 2006 the net loss from operations was $31,973, resulting in accumulated deficit of $5,140,592 as at September 30, 2006. As the Company has discontinued the development of the URO-stent, it is anticipated that negative cash flows will continue for the foreseeable future.

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

Dependence on Financing

The Company's capital requirements have been and will continue to be significant, estimated at $180,000 for the next 12 months ending September 30, 2007. The Company will be dependent on future financing to maintain its operations as well as other working capital requirements. The Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current stockholders of the Company other than the CEO will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

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

Item 3.

Controls and Procedures

As of September 30, 2006, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the period ended September 30, 2006 as a result of these matters.

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