Form 10KSB
period 2006-12-31
GLOBAL PRECISION MEDICAL INC
filed 2007-04-16
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended December 31, 2006

or

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to___________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for its most recent fiscal year $0

Aggregate market value of the 2,316,873 shares of Common Stock held by non-affiliates of the Issuer as of December 31, 2006, was $115,844. The number of shares of the Issuer’s Common Stock, no par value, as of December 31, 2006 was 11,553,075.

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

On September 30, 2004, Management reviewed the status of the Stent program and, in light of the break-down in relations with IMET and the subsequent difficulties in raising funds for development and the uncertainty as to the recoverability of the carrying value of the License and Patents, decided to write off the remaining carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Impairment of Long-Lived Assets”.   The alliance with MDMI and the December 2003  R&D Agreement  with respect to MDMI’s Thermal Ablation process was discontinued in light of the loss of support from IMET and the inability to proceed with the URO-Stent.

Status of any Publicly Announced New Product or Service

None.

Competitive Business Conditions and the Company’s Competitive Position in the Industry and Methods of Competition

The Company faced competition from several established products and a number of treatment regimes, including pharma-therapy and prostate resection surgery, that are widely accepted as the “gold standard” for treatment of the debilitating condition of BPH.  In the broader biotechnology industry, there are a large number of well-established companies that have significantly greater financial resources, stronger name recognition, larger development staffs and more extensive marketing and distribution capabilities than GPM.

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

The amount spent on research and development activities for the fiscal year ended December 31, 2006 was $nil (2005 – $nil).  There were no customers as production of the device for sale was not achieved.

There is no requirement for compliance with any environmental laws (federal, state, province and local).

Sarbanes-Oxley Disclosure Controls Procedures

Section 404 of the Sarbanes-Oxley Act of 2002, as implemented by the Securities and Exchange Commission (“SEC”) requires new internal controls and procedures for reporting companies. The Company is considered a non-accelerated filer by the SEC; the compliance date for non-accelerated filers, at this time, is December 15, 2007, there is a possibility that the compliance date may be delayed further.

Employees

The Company currently has no employees, full-time or otherwise.

ITEM

2.

DESCRIPTION OF PROPERTY

The Company has no significant material assets in the way of plants or property.  The Chief Executive Officer supplies office space and equipment to the Company under a consulting agreement.  Our head office is located at #536 – 1489 Marine Drive, West Vancouver, British Columbia, Canada V7T 1B8, on a month-to-month rental arrangement with the spouse of our Chief Executive Officer.

ITEM

3.

LEGAL PROCEEDINGS

The Company is not involved in any material pending litigation, nor are we aware of any material pending or contemplated proceedings against the Company.  Other than what is disclosed in the below paragraph, we know of no material legal proceedings pending or threatened, or judgments entered against, any of our directors or officers in their capacity as such.

During the year ended December 31, 2006, legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the year ended December 31, 2006 as a result of these matters.

ITEM

4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2006.  The Company has not set a date for the annual meeting to be held in 2006.

PART II

ITEM

5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company were quoted on the NASD’s OTC Bulletin Board under the symbol “GBPMF” until March 24, 2004, when the symbol was changed to “GBPM” to reflect that the Company continued out of British Columbia and became a Wyoming Corporation. On November 17, 2004, the symbol was changed to “GBPME” to reflect that the Company was late with its required filings with the U.S. Securities & Exchange Commission. The Company’s Common Shares are not listed on any exchange.  The following table sets forth the high and low bid prices for the Company’s Common Shares as reported by the OTC Bulletin Board and National Association of Securities Dealers’ Pink Sheets, LLC, reported on a fiscal quarter basis for the two most recent fiscal years ending December 31, 2006:

	Year Ended December 31, 2006		Year Ended December 31, 2005
Quarter Ended	($) High	($) Low	($) High	($) Low
March 31	0.05	0.02	0.05	0.05
June 30	0.02	0.02	0.07	0.07
September 30	0.04	0.02	0.07	0.05
December 31	0.04	0.02	0.05	0.05

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Holders

As of December 31, 2006, there were approximately 38 holders of record of the Company’s Common Stock.

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

The Company has not had any revenues from operations in each of the last two fiscal years.

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

(i)

It is expected that US$15,000 per month will cover telephones, regulatory administration help and the minimal staffing required to maintain the Company while other business opportunities are researched and identified.

(ii)

There are no anticipated needs for the purchase of plant or equipment over the next 12 months.

(iii)

The Company has no employees currently, as work is contracted out to consultants.

At December 31, 2006, the Company has not yet generated revenue to date, has a working capital deficiency of $151,624 (December 31, 2005 - $121,975) and has an accumulated deficit as at December 31, 2006 of $5,138,268 (December 31, 2005 - $5,108,619). These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2006 consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Liquidity & Capital Resources

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

During the year, the Company received a stockholder advance of $8,719, with no specified terms of repayment to fund working capital requirements of the Company.

At December 31, 2006, receivables decreased 2,715 to $5,134 compared to $7,849 at December 31, 2005 as a result of collected goods and services tax receivable. At December 31, 2006, the Company’s accounts payable and accrued liabilities increased $16,067 to $52,602 compared to $36,535 at December 31, 2005 as a result of an accounting accrual for interim review and annual audit of the financial statements offset on slightly by a stockholder advancing $8,719 to fund working capital requirements.

At December 31, 2006, the Company had a bank indebtedness of $74, a decrease of $537 from the balance as at December 31, 2005. The decline in cash balance is largely due to twelve monthly bank charges and working capital requirements. The cash balance at December 31, 2006 is not sufficient for continued operations without further cash advances from the Company’s stockholders.

Management expects that $15,000 per month will cover the working capital costs of the Company. The Company is seeking other business opportunities and financing arrangements to maintain operations and believes that when its cease trade order is lifted, equity issuance will be the primary source of capital. Until such time, the Company will be dependent on internal funding by its stockholders.

During the year ended December 31, 2006, legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the year ended December 31, 2006 as a result of these matters.

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

An accounting policy that is critical to the understanding of the Company’s financial statements is the accounting for its Functional Currency and Foreign Currency Translation and Stock-Based Compensation.  The Company’s consolidated financial statements are prepared in accordance with previous years, except for the change from the use of the Canadian dollar as the functional currency, to the use of the U.S. dollar as the functional currency.

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

Effective January 1, 2004, the Company also changed its functional currency to the U.S. dollar as the Company has continued its operations from Canada into the State of Wyoming in the United States of America and is seeking financing for its operations in US dollars through US equity markets.  Transactions denominated in currencies other than the functional currency are recorded in the functional currency using the exchange rates in effect on the transaction date.  Monetary assets and liabilities in denominated in Canadian dollars are translated at the rate of exchange prevailing at the balance sheet date.  Exchange gains and losses arising there from are included in net loss for the period.  No restatement of comparative numbers was made for the change in functional currency.  The change was adopted prospectively.

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

The Company did not record compensation expense on the granting of stock options to employees or directors prior to January 1, 2006 as none of the options granted to employees during that time had exercise prices less than the market value of the underlying common stock on the grant date. All options granted to employees vested prior to January 1, 2005, thus there is no effect on net loss and net loss per share for the year ended December 31, 2005 even if the Company had applied the fair value provisions of SFAS to all options prior to January 1, 2006.

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

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” ("SFAS 155") to simplify and make more consistent the accounting for certain financial instruments. Namely, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets” to allow for a qualifying special-purpose entity to hold a derivative financial instrument that relates to a beneficial interest other than another derivative financial instrument.

SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, the Company will adopt SFAS 155 as of January 1, 2007. The adoption of SFAS 155 will not have any effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity's own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company is to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (SFAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in SFAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material impact on the Company’s consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. There is no impact of the provisions of SAB 108 on the Company’s financial statements.

Off Balance-sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2006 or as of the date of this report.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2006 and 2005
(Expressed in US Dollars)
Contents
Page
Report of Independent Registered Public Accounting Firm	12

Consolidated Balance Sheets as of December 31, 2006 and 2005	13

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2006 and 2005 and for the cumulative period from August 24, 1990 (inception) to December 31, 2006	14

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the cumulative period from August 24, 1990 (inception) to December 31, 2006.	15

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the cumulative period from August 24, 1990 (inception) to December 31, 2006	16

Summary of Significant Accounting Policies	18

Notes to Consolidated Financial Statements	26

BDO Dunwoody LLP

600 Cathedral Place

Chartered Accountants

925 West Georgia Street

Vancouver, BC, Canada V6C 3L2

Telephone:  (604) 688-5421

Telefax:  (604) 688-5132

E-mail:  vancouver@bdo.ca

www.bdo.ca

Report of Independent Registered Public Accounting Firm
To the Directors and Stockholders of
Global Precision Medical Inc.
(A Development Stage Company)

We have audited the Consolidated Balance Sheets of Global Precision Medical Inc. (a development stage company) as at December 31, 2006 and 2005 and the Consolidated Statements of Operations and Comprehensive Loss, Cash Flows, and Changes in Stockholders’ Equity (Capital Deficit) for the years then ended and for the period from August 24, 1990 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of Global Precision Medical Inc. (a development stage company) as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the period from August 24, 1990 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements the Company has recognized no revenue, has accumulated losses of $5,138,268 since its inception, has difficulties in raising funds for development, has not yet determined whether the URO-Stent is viable for commercial production and sale and is presently funded by a stockholder of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants
Vancouver, Canada
February 28, 2007

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
December 31	2006	2005

Assets

Current
Cash	$-	$463
Receivables	5,134	7,849
Prepaid expenses	5,086	7,658
TOTAL ASSETS	$10,220	$15,970

LIABILITIES AND CAPITAL DEFICIT

Liabilities

Bank indebtedness	$74	$-
Accounts payable	19,651	16,830
Accrued liabilities	32,951	19,705
Due to stockholder (Note 3)	109,168	101,410
TOTAL LIABILITIES	161,844	137,945

Capital Deficit
Capital Stock (Note 4)
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares	4,158,688	4,158,688
Common stock to be issued (Note 5)	172,400	172,400
Additional paid-in capital	200,462	200,462
Deficit accumulated during the development stage	(5,138,268)	(5,108,619)
Accumulated other comprehensive income – cumulative translation adjustment	455,094	455,094
TOTAL CAPITAL DEFICIT	(151,624)	(121,975)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$10,220	$15,970
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
	For the years ended December 31,		For the period from August 24, 1990 (inception) to
	2006	2005	December 31, 2006
			(cumulative)
Expenses
Accounting and audit	$28,209	$35,624	$157,499
Amortization	-	-	452,000
Business development	-	34	22,140
Consulting (Notes 4 and 8)	-	1,218	291,983
Filing Fees	-	1,400	3,265
Bank Charges	248	332	1,660
Foreign exchange loss (gain)	(674)	3,648	5,675
Legal fees	-	2,168	15,189
Office	101	1,559	37,346
Research and development (Notes 4 and 6)	-	-	233,309
Stockholder information	-	164	4,988
Transfer agent	1,765	1,751	9,293
Travel	-	1,091	6,440
Write-down of licence and patents (Note 2)	-	-	2,112,182
Loss from continuing operations	(29,649)	(48,989)	(3,352,969)
Loss from discontinued operations	-	-	(1,785,299)
Net loss for the period	(29,649)	(48,989)	(5,138,268)
Foreign exchange translation adjustments	-	-	455,094
Comprehensive loss for the period	$(29,649)	$(48,989)	$(4,683,174)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	11,553,075	11,553,075

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
	For the years ended December 31,		For the period from August 24, 1990 (inception) to
	2006	2005	December 31, 2006
			(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$(29,649)	$(48,989)	$(3,352,969)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of licence and patents	-	-	2,112,182
Amortization	-	-	452,000
Stock option compensation	-	-	49,489
Common stock issued as compensation	-	-	332,400
Expenses settled by issuance of capital stock	-	-	6,000
Net changes in non-cash working capital items (Note 9)	20,393	(40,662)	40,777
Cash used in continuing operations	(9,256)	(89,651)	(360,121,)
Cash used in discontinued operations (Note 9)	-	-	(1,667,154)
Cash used in operating activities	(9,256)	(89,651)	(2,027,275)
Cash flows used in investing activities
Acquisition of patents	-	-	(15,000)

Cash flows provided by financing activities
Advances from stockholder	8,719	89,554	740,911
Capital stock issued for cash	-	-	1,320,461
Bank indebtedness	74	-	74
Cash provided by financing activities	8,793	89,554	2,061,446
Net increase (decrease) in cash	(463)	(97)	19,171
Effect of foreign exchange on cash	-	-	(19,171)
Cash, beginning of period	463	560	-
Cash, end of period	$-	$463	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$9,243
Income taxes	$-	$-	$-

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

Global Precision Medical Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) - Continued
(Expressed in US Dollars)
					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Common	Additional	During the	Other	Stockholders’
			Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 1999 – brought forward	835,722	$1,290,077	$-	$-	$(1,087,855)	$3,275	$205,497
Loss for the year	-	-	-	-	(294,129)	-	(294,129)
Foreign currency translation adjustment	-	-	-	-	-	(4,854)	(4,854)
Balance, December 31, 2000	835,722	1,290,077	-	-	(1,381,984)	(1,579)	(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement	500,000	160,000	-	-	-	-	160,000
Issued for cash on private placement at $0.05 per share	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share	150,000	7,500	-	-	-	-	7,500
Stock option compensation	-	-	-	49,489	-	-	49,489
Loss for the year	-	-	-	-	(2,667,964)	-	(2,667,964)
Balance, December 31, 2004	11,553,075	4,158,688	172,400	200,462	(5,059,630)	455,094	(72,986)
Loss for the year	-	-	-	-	(48,989)	-	(48,989)
Balance, December 31, 2005	11,553,075	4,158,688	172,400	200,462	(5,108,619)	455,094	(121,975)
Loss for the year	-	-	-	-	(29,649)	-	(29,649)
Balance, December 31, 2006	11,553,075	$4,158,688	$172,400	$200,462	$(5,138,268)	$455,094	$(151,624)
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
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

Until the acquisition of a licence in September 2003, the Company was previously in the mineral exploration business, having interests in several mineral properties and was in the process of determining whether its mineral properties contained sufficient mineralization to merit future development and production activities.  The Company is now in the business of commercializing and developing a medical device known as the Urethral Stent.  Accordingly, with the change of business, results of operations and cash flows relating to the mineral exploration business have been segregated in these consolidated financial statements as discontinued operations. The sale of the discontinued operations concluded in February 2003.

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
December 31, 2006 and 2005
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
December 31, 2006 and 2005
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

Common equivalent shares (consisting of shares to be issued and shares issuable on exercise of stock options and warrants and shares to be issued) totaling 1,215,000 (2005 – 1,215,000) were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
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

The Company did not record compensation expense on the granting of stock options to employees or directors prior to January 1, 2006 as none of the options granted to employees during that time had exercise prices less than the market value of the underlying common stock on the grant date. All options granted to employees vested prior to January 1, 2005, thus there is no effect on net loss and net loss per share for the year ended December 31, 2005 and cumulative information to that date even if the Company had applied the fair value provisions of SFAS to all options prior to January 1, 2006.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
Income Taxes

The Company accounts for income taxes using the liability method.  Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates at each balance sheet date.

Deferred income tax assets also result from unused loss carry-forwards and other deductions.  The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated amount more likely than not to be realized.  Although the Company has tax loss carry forwards, there is uncertainty as to utilization prior to their expiry.  Accordingly, the deferred tax asset amounts have been fully offset by a valuation provision.

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
(Expressed in US Dollars)
December 31, 2006 and 2005
New Accounting Pronouncements - Continued

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

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” ("SFAS 155") to simplify and make more consistent the accounting for certain financial instruments. Namely, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets” to allow for a qualifying special-purpose entity to hold a derivative financial instrument that relates to a beneficial interest other than another derivative financial instrument.

SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, the Company will adopt SFAS 155 as of January 1, 2007. The adoption of SFAS 155 will not have any effect on the Company's financial position or results of operations.

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
New Accounting Pronouncements - Continued

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity's own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company is to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position or results of operations.

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

Global Precision Medical Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
December 31, 2006 and 2005
New Accounting Pronouncements - Continued

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in SFAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material impact on the Company’s consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
1.	NATURE OF BUSINESS AND ABILITY TO CONTINUE OPERATIONS

The Company was incorporated under The Company Act of British Columbia on August 24, 1990 and commenced operations in late 1994.  On February 5, 2003 the Company continued from British Columbia into the State of Wyoming in the United States of America.

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in August 2002.  In all, the Company divested itself of all mineral leases and all further financial obligations with respect to those properties and of all located claims and ceased to be involved in the mining business.  On September 23, 2002 the Company entered into an exclusive worldwide Technology Licence Agreement to commercialize and further develop the technology known as the URO-Stent (the “Licence”).  The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia.   BPH is a non-cancerous enlargement of the prostate, which constricts the urethra as it grows, thereby restricting the flow of urine – a common cause of urinary voiding dysfunction in men. At September 30, 2004, in light of the difficulties in raising funds for development, management wrote off the remaining carrying value of the Licence and Patents.  (Note 2).

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at December 31, 2006, the Company has recognized no revenue, has accumulated losses of $5,138,268 since its inception, has difficulties in raising funds for development, and has not yet determined whether the URO-Stent can be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, stockholders, raising additional financing, seeking other business opportunities and, ultimately, positioning the Company for profitable operations. Together with other activities to maintain the current operations slated for the next twelve months, approximately $180,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders.

While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such financings will occur.  These financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
2.	LICENSE AND PATENTS
LICENSE AND PATENTS ARE COMPRISED AS FOLLOWS:

	2006	2005

License	$2,573,774	$2,573,774
Patents	15,000	15,000
	2,588,774	2,588,774
Accumulated amortization	(476,592)	(476,592)
Write-down of remaining balance	(2,112,182)	(2,112,182)
	$-	$-

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

At December 31, 2006 and 2005, the amounts due to the Company’s Chief Executive Officer for unpaid fees and advances to the Company are non-interest bearing and due on demand.

Subsequent to December 31, 2006, the Chief Executive Officer advanced an additional $12,875 (Cdn$15,000) under similar terms to the Company as working capital for day-to-day operations.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
4.	CAPITAL STOCK
a)

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

		Weighted
		Average
		Exercise
	Number	Price
Balance outstanding, January 1, 2005	1,415,000	$0.40
Granted	-	-
Cancelled	(200,000)	$0.40
Balance outstanding, December 31, 2005 and December 31, 2006	1,215,000	$0.40

The following table summarizes information about the options outstanding at December 31, 2006:

Exercise		Remaining
Price	Options	Contractual	Options
	Outstanding	Life	Exercisable
$0.40	1,215,000	2.1 years	1,215,000

As of December 31, 2006, the aggregate intrinsic value of vested options remained unexercised was $nil. Intrinsic value for stock options is calculated based on the difference between the exercise price and the quoted price of the Company’s common stock as of December 31, 2006. As the quoted price of the Company’s stock is below the exercise price, the intrinsic value is nil for the reporting year.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
4.	CAPITAL STOCK – CONTINUED
	b)	There were no share purchase warrants outstanding during the year ended December 31, 2006. A summary of share purchase warrant activities for the years ended December 31, 2005 was as follows:

Expiry date	Exercise Price	Outstanding January 1, 2005	Granted during year	Exercised during year	Expired during year	Outstanding December 31, 2005
November 30, 2005	$1.00	454,125	-	-	454,125	-
		454,125	-	-	454,125	-

5.	COMMON STOCK TO BE ISSUED

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

6.	COMMITMENTS & CONTINGENCIES

During the year ended to December 31, 2006, legal proceedings were commenced in British Columbia against the Company and one of its directors in June 2006 relating to matters which the director claimed were not a liability to the Company.  In the course of those proceedings certain orders were made by default providing for judgment against the Company and the director and certain garnishment proceedings were taken.  The Company and the director, in the course of efforts to set aside the orders, successfully negotiated a settlement with the claimant on January 3, 2007 whereby the claimant released the Company from any and all claims.  No amounts have been accrued or charged to operations of the Company for the year ended December 31, 2006 as a result of these matters.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
7.	INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying the cumulative federal and provincial/state income tax rates to the loss before tax provision due to the following:

	2006	2005
Statutory tax rate	34%	34%
Income taxes provision (benefit) at statutory tax rate	$(10,081)	$(16,656)
Effect of higher tax rates of foreign jurisdictions	-	-
Effect of changes in tax rate	-	56,955
Non-deductible items	-	-
Increase (decrease) in valuation allowance	10,081	(40,299)
	$-	$-

The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets are as follows:

	2006	2005
Operating loss carry-forward	$208,397	$265,808
License	727,897	727,522
	936,294	993,330
Less: valuation allowance	(936,294)	(993,330)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The tax benefit of net operating losses carried forward and the associated valuation allowance were reduced by $67,117 (2005 - $72,485), representing the tax effect of losses which expired in the year.

At December 31, 2006, the Company had estimated net operating losses carried forward of approximately $613,000 (2005 - $782,000) (expiring in various amounts over the period from 2007 to 2026) available to reduce future taxable income.

Global Precision Medical Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2006 and 2005
8.	RELATED PARTY TRANSACTIONS

In addition to the related party transactions described elsewhere in these consolidated financial statements, during the year ended December 31, 2006, the Company paid officers and/or directors of the Company $nil in consulting fees (2005 - $1,218).

All related party transactions have been recorded at the exchange amount, which is the amount of consideration established and agreed upon by the parties.

9.	STATEMENT OF CASH FLOWS INFORMATION
	a)	The components of the net change in items other than cash related to current operating activities as reflected in the Consolidated Statements of Cash Flows are as follows:

			For the period from
			August 24, 1990
	For the years ended		(inception) to
	December 31		December 31
	2006	2005	2006
Changes in non-cash working capital			(cumulative)
items:
Receivables	$2,715	$2,865	$(2,914)
Prepaid expenses	2,572	(2,234)	(4,067)
Accounts payable	2,821	(36,073)	18,177
Accrued liabilities	12,285	(5,220)	29,581
	$20,393	$(40,662)	$40,777

b)	The components of the net change in items other than cash related to discontinued operations as reflected in the Consolidated Statements of Cash Flows are as follows:

			For the period from
			August 24, 1990
	For the years ended		(inception) to
	December 31		December 31,
	2006	2005	2006
			(cumulative)
Loss from discontinued operations	$-	$-	$(1,785,299)
Add items not involving cash:
Amortization	-	-	15,399
Debt forgiveness	-	-	(14,374)
Write-down of assets	-	-	4,146
Non-cash stock compensation	-	-	40,000
Changes in non-cash working capital items
items	-	-	72,974
	$-	$-	$(1,667,154)

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.

CONTROLS AND PROCEDURES

As of December 31, 2006, under the supervision and with the participation of Lindsay Semple, the Company's Chief Executive Officer and Acting Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to the Company’s Named Executive Officers by the Company, for the years ended December 31, 2006, 2005 and 2004.

Named Executive Officers are all individuals serving as the Company’s Chief Executive Officer (“CEO”) or acting in a similar capacity during the last completed fiscal year, regardless of compensation level.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compen-sation ($)
Lindsay Semple, CEO	2006 2005 2004	Nil Nil 46,730	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil(2)	Nil Nil Nil	Nil Nil Nil

(1)

Fiscal year ended December 31.

(2)

525,000 Options issued during 2004 to replace options cancelled in the year. No additional compensation was recognized under variable accounting as the exercise price of the re-priced options exceeded the quoted market value of the Company’s quoted stock.

No executive officer received cash compensation in excess of $100,000 during the fiscal years ended December 31, 2006, 2005 or 2004.

The Company has no employment agreements with its Executive Officers.

OUTSTANDING EQUITY AWRDS AT FISCAL YEAR-END TABLE

(Individual Grants)

The following table sets forth the unexercised options to the Company’s Named Executive Officer during the fiscal year ended December 31, 2006:

Name	Number of securities unexercised options (#) Exercisable	Number of securities unexercised options (#) Un Exercisable	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Option exercise price ($)	Option expiration date
Lindsay Semple, CEO	525,000 (2)	-	-	$0.40(1)	01/29/09

(1)

The difference between fair market value of the Company’s Common Stock at the fiscal year end December 31, 2006 and the exercise price.  An option is in-the-money if the exercise price per share is less than the market value per share.  The option exercise price of $0.40 did not exceed the trading price of the Company’s Common Stock during the fiscal year ended December 31, 2006.

(2)

See Stock Option Plan Information, Stock Option, below. Options are fully vested.

AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The Named Executive Officer(s) did not exercise any options during the most recently completed fiscal year ended December 31, 2005.

During the fiscal year ended December 31, 2004, 750,000 options exercisable at $1.00 per share were cancelled.  On January 30, 2004, 1,865,000 options were granted under the Plan, exercisable at $0.40 per share until January 30, 2009, fully vested on July 30, 2004.  Of these options, 1,100,000 were granted to directors (excluding those granted to the Named Executive Officer who is also a director) of the Company and 525,000 to the Named Executive Officer.  Subsequently, 450,000 of the new options granted to two former directors were cancelled.

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

Stock Options

During the fiscal year ended December 31, 2006 no options were granted. The following options were outstanding as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,215,000	$0.40	585,000

Equity compensation plans not approved by security holders	None	N/A	N/A
Total	1,215,000	$0.40	585,000

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information with respect to the beneficial ownership of common stock, as of February 28, 2007, by (a) each person who is known by the Company to be the beneficial owner(s) of more than 5% of the outstanding shares of common stock, (b) each director or director nominee of the Company, (c) each of the executive officers of the Company named in the Executive Compensation, Summary Compensation Table, below, and (d) all directors, director nominees and executive officers of the Company as a group.

Persons that have the right to acquire, within 60 days of the date hereof, any shares in the Company’s Common Stock through the exercise of any option, warrant or right, or otherwise, are shown in the following table.  The directors and officers were granted options in January 2004 and became fully vested July 30, 2004 (see Executive Compensation, Stock Options).

The Company has no subsidiaries and, therefore, no officer or director of the Company owned any stock in any subsidiary of the Company as of February 28, 2007.

Name and Address of Beneficial Owner	Designation or Positions Held	Amount and Nature of Beneficial Ownership	Percent of Class

GLENFIELD PARTNERS LIMITED P.O. Box 3321 Road Town Tortola VGB	5%+ Shareholder	3,155,785	27.32%
GOGNIAT, Ilona M. (1) 3784 Feurtersoey Switzerland	5%+ Shareholder	2,508,345	21.71%
SEMPLE, Lindsay #536 – 1489 Marine Drive W. Vancouver, BC V7T 1B8	Director (3) Chief Executive Officer(2)	718,332 (3)	5.95%
ELLIOTT, James R. (7) 12051 Horseshoe Way, # 115 Richmond, BC V7A 4V4	Director (4) Chief Technology Officer	740,000 (4) (7)	6.13%
WEISS, Boris 1541 Ross Road N. Vancouver, BC V7J 1V5	Director (5)	125,000(5)	1.08%
LEDDING, Gregory 1360 Camwell Drive W. Vancouver, BC V7S 2M5	5% Shareholder and Former Director (6)	560,750 (6)(7)	4.77%
All current directors, nominees for director and executive officers as a group (3 persons)		1,583,332	12.60%

(1)

I. Gogniat is a sibling of Lindsay Semple, director and CEO of the Company.

(2)

Named Executive Officer.

(3)

Of this amount, Mr. Semple’s spouse owns 58,666 common shares and Mr. Semple holds 134,666 common shares and 525,000 stock options exercisable at $0.40 per share.

(4)

Of this amount, Mr. Elliott owns 200,000 common shares and 525,000 stock options exercisable at $0.40 per share and his spouse owns 15,000 common shares

(5)

Mr. Weiss has 125,000 stock options exercisable at $0.40 per share.

(6)

Of this amount, 125,000 common shares are owned by Mr. Ledding’s spouse and Mr. Ledding holds 235,750 common shares.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during the past two years, or proposed transactions in excess of $60,000, to which the Company was or is to be a party in which any director, executive officer, nominee for election as a director, 5% or greater shareholder or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, other than the cash advance of $7,758 (2005-$89,554) by Lindsay Semple, President  to the Company to provide working capital during the year ended December 31, 2006. The amounts due to Mr. Semple for unpaid fees and advances are non-interest bearing and due on demand.

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

The Company entered into a consultancy agreement with Lindsay Semple, Chief Executive Officer, effective March 1, 2004 to March 1, 2006, to provide services consistent with that of the Chief Executive Officer in overseeing the day-to-day operations of the Company, and to execute the go-forward plan to commercialize the URO-Stent in the World’s important medical markets; to oversee corporate and securities compliance and disclosure to the Board of Directors and to the Public; and to perform such other consultative services as may from time to time be agreed upon between the parties.  Under the terms of the consultancy agreement, Mr. Semple was to be paid a monthly fee of Cdn$6,000 and be reimbursed for reasonable expenses incurred in the execution of his duties as Chief Executive Officer.  In the event the Company is unable to pay the monthly fee, the debt is to be accrued and at the end of each three-month period the Company is to exchange shares for debt at the last private placement price less 10%. This agreement was terminated prematurely on December 31, 2004.

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

10.3	Consulting Agreement between the Company and James Elliot, dated October 27, 2003
10.4	Consulting Agreement between the Company and Gregory Ledding, dated October 27, 2003
10.5	Consulting Agreement between the Company and Linda Holmes, dated February 1, 2004
10.6	Consulting Agreement between the Company and Ellen Dearnley, dated January 30, 2004
10.7	Services Agreement between the Company and Faouzi Zerrouk, dated April 14, 2004
10.8	Consulting Agreement between the Company and Lindsay Semple, dated March 1, 2004
16.1	Letter on Change of Certifying Accountant (Deloitte Touche LLP) dated March 8, 2004, as previously filed as Exhibit 16.1 on Form 8-K, March 11, 2004.

10-KSB Exhibit No.	The following documents are filed with this Annual Report on Form 10-KSB for the year ended December 31, 2006
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

(b)

Reports on Form 8-K.

During the fourth quarter of 2006, no reports on Form 8K were filed.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Year ended December 31	Fees for audit of annual and quarterly review of financial statements
	$CDN	$US
2006	$31,300(1)	$26,983(1)
2005	$33,834	$27,924

Note 1

December 31, 2006 audit fees are expected to be approximately CDN$31,300 (US$26,983). To date of filing, CDN $21,300 (US$18,362) has been billed.

Audit-Related Fees

None.

Tax Fees

Year ended December 31	Fees for tax services
	$CDN	$US
2006	Nil	Nil
2005	Nil	Nil

The Company is in the process of filing all statutory tax returns for all outstanding tax years. Any accumulated late fees or penalties, if assessed, will be paid immediately.

All Other fees

None.

Audit Committee Prior Approval Policies

The Company’s Audit Committee Charter provides that the audit committee must pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services.  The Company’s Audit Committee has not established any policies or procedures other than those required by SEC rules on auditor independence. No non-audit services were provided by the Company's principal independent accountants in 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL PRECISION MEDICAL INC.

By:

/s/ Lindsay Semple

Name:

Lindsay Semple

Title:

Chief Executive Officer

Date:

March 31, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each individual whose signature appears below hereby designates and appoints Lindsay Semple as such person's true and lawful attorney-in-fact and agent (the "Attorney-in-Fact") with full power of substitution and re-substitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as the Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto the Attorney-in-Fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that the Attorney-in-Fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

By:

/s/ Lindsay Semple

March 31, 2007

Title:

Chief Executive Officer, Acting Chief Financial Officer and Director

By:

/s/ James Elliott

March 31, 2007

Title:

Director

By:

/s/ Boris Weiss

March 31, 2007

Title:

Director