Form 10QSB
period 2007-03-31
GLOBAL PRECISION MEDICAL INC
filed 2007-05-15
CIK 1095556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

COMMISSION FILE NO. :  0-30330

 (Mark One)

☒

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

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

Yes ☐    No  ☒

As of  May 10, 2007, 11,553,075 shares of Common Stock with no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes  ☐    No ☒

1 of 20

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Global Precision Medical Inc.
(A Development Stage Company)
Interim Balance Sheets
(Expressed in US Dollars)
	March 31, 2007	December 31, 2006
	(Unaudited)

Assets

Current
Cash	$2,402	$-
Receivables	7,766	5,134
Prepaid expenses	5,086	5,086
TOTAL ASSETS	$15,254	$10,220

LIABILITIES AND CAPITAL DEFICIT

Liabilities

Current
Bank indebtedness	$-	$74
Accounts payable	50,398	19,651
Accrued liabilities	8,674	32,951
Due to related party (Note 4)	125,106	109,168
TOTAL LIABILITIES	184,178	161,844
Capital Deficit
Capital Stock
Authorized
Unlimited common shares, no par value
Issued
11,553,075 common shares	4,158,688	4,158,688
Common stock to be issued (Note 5)	172,400	172,400
Additional paid-in capital	200,462	200,462
Deficit accumulated during the development stage	(5,155,568)	(5,138,268)
Accumulated other comprehensive income -
Cumulative translation adjustment	455,094	455,094
TOTAL CAPITAL DEFICIT	(168,923)	(151,624)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$15,254	$10,220
The accompanying notes are an integral part of these interim financial statements.

2 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Interim Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars)
	Three months ended March 31,		For the Period August 24, 1990 (inception) to March 31, 2007
	2007	2006
			(cumulative)
Expenses (Recovery)
Accounting and audit	$ 14,295	$ 8,225	$ 171,794
Amortization	-	-	452,000
Business development	-	-	22,140
Consulting	-	-	291,983
Filing Fees	725	-	3,990
Bank Charges	83	58	1,743
Foreign exchange loss (gain)	1,666	(160)	7,341
Legal fees	-	-	15,189
Office	43	58	37,389
Research and development	-	-	233,309
Stockholder information	-	-	4,988
Transfer agent	488	454	9,781
Travel	-	-	6,440
Write-down of licence and patents	-	-	2,112,182
Loss from continuing operations	(17,300)	(8,635)	(3,370,269)
Loss from discontinued operations	-	-	(1,785,299)
Net loss for the period	(17,300)	(8,635)	(5,155,568)
Foreign exchange translation adjustments	-	-	455,094
Comprehensive loss for the period	$ (17,300)	$ (8,635)	$ (4,700,474)
Loss per share – basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding	11,553,075	11,553,075

The accompanying notes are an integral part of these interim financial statements.

3 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
	Three months ended March 31,	From August 24, 1990 (inception) to
	2007	2006	March 31, 2007
			(cumulative)
Cash provided by (used in)
Net loss from continuing operations	$ (17,300)	$ (8,635)	$ (3,370,269)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Write-down of licence and patents	-	-	2,112,182
Amortization	-	-	452,000
Stock option compensation	-	-	49,489
Common stock issued for expenses	-	-	332,400
Expenses settled by issuance of capital stock	-	-	6,000
Net changes in non-cash working capital items (Note 8)	3,838	8,602	44,615
Cash used in continuing operations	(13,462)	(33)	(373,583)
Cash used in discontinued operations	-	-	(1,667,154)
Cash used in operating activities	(13,462)	(33)	(2,040,737)
Cash flows used in investing activities
Acquisition of patents	-	-	(15,000)

Cash flows from financing activities
Advances from related party	15,938	-	756,849
Capital stock issued for cash	-	-	1,320,461
Bank indebtedness	(74)	-	-
Cash provided by financing activities	15,864	-	2,077,310
Net increase (decrease) in cash	2,402	(33)	21,573
Effect of foreign exchange on cash	-	-	(19,171)
Cash, beginning of period	-	463	-
Cash, end of period	$ 2,402	$ 430	$ 2,402
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ 9,243
Income taxes	$ -	$ -	$ -
The accompanying notes are an integral part of these interim financial statements.

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

The accompanying notes are an integral part of these interim financial statements.

5 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Interim Statements of Changes in Stockholders’ Equity (Capital Deficit) - Continued
(Unaudited)
(Expressed in US Dollars)
				Deficit,
				Accumulated	Accumulated	Total
	Common Stock		Common	Additional	During the	Other	Stockholders’
			Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 2000 – brought forward	835,722	$1,290,077	$-	$-	$(1,381,984)	$(1,579)	$(93,486)
Loss for the year	-	-	-	-	(285,926)	-	(285,926)
Foreign currency translation adjustment	-	-	-	-	-	13,360	13,360
Balance, December 31, 2001	835,722	1,290,077	-	-	(1,667,910)	11,781	(366,052)
Issued to settle stockholder loan at $0.08 per share	2,237,407	178,992	-	-	-	-	178,992
Issued for cash on private placement at $0.75 per share	66,667	50,000	-	-	-	-	50,000
Issued to settle debt at $0.125 per share	556,950	69,619	-	-	-	-	69,619
Issued to acquire licence at $0.52 per share in September 2002	4,030,079	2,095,600	-	-	-	-	2,095,600
Issued for compensation at $0.10 per share	400,000	40,000	-	-	-	-	40,000
Stockholder contributions	-	-	-	150,973	-	-	150,973
Loss for the year	-	-	-	-	(153,435)	-	(153,435)
Foreign currency translation adjustment	-	-	-	-	-	13,141	13,141
Balance, December 31, 2002	8,126,825	3,724,288	-	150,973	(1,821,345)	24,922	2,078,838
Issued for cash on private placement at $0.20 per share	727,500	145,500	-	-	-	-	145,500
Issued to settle stockholder loan at $0.20 per share	110,000	22,000	-	-	-	-	22,000
Issued as a commission in connection with the above	40,750	-	-	-	-	-	-
Issued as reimbursement of expenses at $0.20 per share	30,000	6,000	-	-	-	-	6,000
Common stock to be issued as compensation for services	-	-	172,400	-	-	-	172,400
Loss for the year	-	-	-	-	(570,321)	-	(570,321)
Foreign currency translation adjustment	-	-	-	-	-	430,172	430,172
Balance, December 31, 2003	9,035,075	3,897,788	172,400	150,973	(2,391,666)	455,094	2,284,589
Issued pursuant to MDMI agreement (Note 8)	500,000	160,000	-	-	-	-	160,000
Issued for cash on private placement at $0.05 per share	1,868,000	93,400	-	-	-	-	93,400
Issued to settle stockholder loan at $0.05 per share	150,000	7,500	-		-	-	7,500
Stock option compensation	-	-	-	49,489	-	-	49,489
Loss for the year	-	-	-	-	(2,667,964)	-	(2,667,964)
Balance, December 31, 2004	11,553,075	4,158,688	172,400	200,462	(5,059,630)	455,094	(72,986)
Loss for the year	-	-	-	-	(48,989)	-	(48,989)
Balance, December 31, 2005 – carried forward	11,553,075	4,158,688	172,400	200,462	(5,108,619)	455,094	(121,975)

6 of 20

Global Precision Medical Inc.
(A Development Stage Company)
Interim Statements of Changes in Stockholders’ Equity (Capital Deficit) - Continued
(Unaudited)
(Expressed in US Dollars)
				Deficit,
				Accumulated	Accumulated	Total
	Common Stock		Common	Additional	During the	Other	Stockholders’
			Stock to be	Paid-in	Development	Comprehensive	Equity
	Shares	Amount	issued	Capital	Stage	Income (loss)	(Capital Deficit)
Balance, December 31, 2005 – brought forward	11,553,075	4,158,688	172,400	200,462	(5,108,619)	455,094	(121,975)
Loss for the year	-	-	-	-	(29,649)	-	(29,649)
Balance, December 31, 2006	11,553,075	4,158,688	172,400	200,462	(5,138,268)	455,094	(151,624)
Loss for the period	-	-	-	-	(17,300)	-	(17,300)
Balance, March 31, 2007	11,553,075	$4,158,688	$172,400	$200,462	$(5,155,568)	$455,094	$(168,923)
The accompanying notes are an integral part of these interim financial statements.

7 of 20

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Global Precision Medical Inc.

 (A Development Stage Company)

Notes to Interim Financial Statements

Three months ended March 31, 2007

(Expressed in United States dollars)

1.

Interim Financial Statements

All figures as at and for the periods ended March 31, 2007 and 2006 are unaudited.

The interim financial statements of the Company have been prepared by management without audit in accordance with generally accepted accounting principles in the United States of America for interim financial statements and stated in United States dollars.  The disclosures in these interim financial statements prepared in accordance with the requirements of generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. These interim financial statements should be read in conjunction with the annual financial statements for the years ended December 31, 2006 and 2005.

Results of operations for interim periods may not be indicative of annual results.

2.

Nature of Business

From 1996 to September 23, 2002, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties in Nevada. It has never had any earnings from mining and no commercially viable mineral deposits were identified on any of its properties.  Its last remaining mineral interests were relinquished without further obligation in August 2002.  In all, the Company divested itself of all mineral leases and all further financial obligations with respect to those properties and of all located claims and ceased to be involved in the mining business.  On September 23, 2002 the Company entered into an exclusive worldwide Technology Licence Agreement to commercialize and further develop the technology known as the URO-Stent (the “Licence”).  The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia.   At September 30, 2004, in light of the difficulties in raising funds for development, management wrote off the remaining carrying value of the Licence and Patents.  Subsequent to March 31, 2007, the Company announced on April 17, 2007, that it is changing business direction to undertake mineral exploration focused on Papua New Guinea.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at March 31, 2007, the Company has recognized no revenue, has accumulated losses of $5,155,568 since its inception, and has determined that the URO-Stent cannot be brought to commercial production and sale. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include obtaining the continued support of creditors, raising additional financing and seeking new business opportunities to ultimately, position the Company for profitable operations. Together with other activities slated for the next twelve months ending March 31, 2008, approximately $180,000 in additional funds will have to be raised by the Company over the next year.  The continuation of the Company is dependent upon the continuing financial support of stockholders and obtaining sufficient financing to sustain the Company pending the adoption of a viable business. There can be no assurance that such financings will occur.

While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such financings will occur.  These financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

8 of 20

3.

Significant Accounting Policies

These interim financial statements have been prepared with generally accepted accounting principles for interim financial statements and follow the same accounting policies and methods of application as the annual financial statements for the year ended December 31, 2006

4.  Due to Related Party

The amount due to the Company’s chief executive officer in respect of unpaid fees and advances is non-interest bearing and payable on demand.

5.  Common Stock to be Issued

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

6.  Stock Options

The Company had the following stock options outstanding at March 31, 2007:

	Number	Exercise Price
Balance outstanding, December 31, 2006 and March 31, 2007	1,215,000	$0.40
Balance exercisable, December 31, 2006 and March 31, 2007	1,215,000	$0.40

The following table summarizes information about the options outstanding at March 31, 2007:

Exercise Price	Options Outstanding	Remaining Contractual Life	Options Exercisable
$ 0.40	1,215,000	1.8 years	1,215,000

SFAS 123 requires the use of the fair value based method of accounting for stock options granted to non-employees. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the vesting period.  Fair value of unvested options are re-measured and adjusted on each balance sheet date until the options vest. These amounts are charged to operations over the vesting period of the individual stock options.  All options were fully vested at June 30, 2004, and the related share option benefit was charged to income by that date. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee and director stock options (for options granted for director services) in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS 123 prior to the adoption of SFAS 123R. The Company adopted SFAS 123R on January 1, 2006. There have been no stock based awards granted since 2004 and no unvested portion of previously granted awards that remain outstanding for the year ended December 31, 2006 and at the date of adoption.

On April 16, 2007, subsequent to the date of these financial statements, 525,000 stock options with an exercise price of $0.40 and an expiry date of January 30, 2009 were cancelled.

9 of 20

7.   Commitments

On April 16, 2007, subsequent to the date of these financial statements, the Company entered into a Letter Agreement with Chieftan Mining Limited (“Chieftan”), a Papua New Guinea company related to a director with significant influence, to source mineral areas in Papua New Guinea.  The Letter Agreement is an agreement whereby Chieftan grants the Company the exclusive first right of refusal to acquire, by the issuance of Company shares and cash to be negotiated on a property by project basis, Chieftan’s rights under the exploration and mining development agreements that Chieftan enters into.

8.   Statements of Cash Flows Information

	For the three months ended March 31,		For the period from August 24, 1990 (inception) to March 31,
	2007	2006	2007
Net changes in non-cash working capital items			(cumulative)

Receivables	$ (2,632)	$ (62)	$ (5,546)
Prepaid expenses	-	2,573	(4,067)
Accounts payable	30,747	(636)	48,924
Accrued liabilities	(24,277)	6,727	5,304
	$ 3,838	$ 8,602	$ 44,615

9.  New Accounting pronouncements

In March 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value. An entity that uses derivative instruments to mitigate the risk inherent in servicing assets and liabilities may carry servicing assets and liabilities at fair value. The statement is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 or January 1, 2007  The adoption of this statement did not have an impact on the Company’s results of operations or financial condition.

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

10 of 20

The Company adopted the provisions of (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires an employer with publicly traded equity securities to recognize the funded status of a benefit plan and the related disclosure requirements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

11 of 20

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

On September 23, 2002 the Company entered into an exclusive worldwide Technology Licence Agreement with Global Medical Sciences Ltd. to commercialize and further develop the technology known as the URO-Stent (the “Licence”).  The Licence was granted in consideration of the issuance of 4,030,079 restricted common shares of the Company. ”).  The URO-Stent is used for the prevention of lumen restriction associated with benign prostate hyperplasia.   At September 30, 2004, in light of the difficulties in raising funds for development, management wrote off the remaining carrying value of the Licence and Patents.

Subsequent to March 31, 2007, the Company announced on April 17, 2007, that it is changing business direction to undertake mineral exploration focused on Papua New Guinea.  Papua New Guinea, the size of California, is located along the “Ring of Fire” in the South Pacific, and is widely regarded as one of the world’s most prospective regions for finding world scale copper/gold deposits.

On April 16, 2007, the Company entered into a Letter Agreement with Chieftan Mining Limited (“Chieftan”), a Papua New Guinea company related to a director with significant influence, to source mineral areas in Papua New Guinea.  The Letter Agreement is an agreement whereby Chieftan grants the Company the exclusive first right of refusal to acquire, by the issuance of Company shares and cash to be negotiated on a property by project basis, Chieftan’s rights under the exploration and mining development agreements that Chieftan enters into.

The Company has not had any revenues from operations in each of the last two fiscal years or in the period January 1, 2007 through to the date of this document.

PLAN OF OPERATION

Management’s plan for the next twelve months calls for the Company to acquire one or more mineral Exploration Licence(s) in Papua New Guinea  and to carry out exploration.

(i)

Sufficient funding will have to be raised to carry out the required work programs under the terms of Exploration Licence(s), which amount is unknown at this time.

12 of 20

(ii)

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

(iii)

In the next twelve months there may be a need to purchase of plant and equipment associated with mining field exploration activity.  Such expenditures could be an amount up to US$100,000.

(iv)

The Company has no employees currently, as work is contracted out to consultants.

At March 31, 2007, the Company has not yet generated revenue to date, has a working capital deficiency of $168,924 (December 31, 2006 - $151,624) and has an accumulated deficit as at March 31, 2007 of $5,155,568 (December 31, 2006 - $5,138,268). These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2006 financial statements regarding concerns about our ability to continue as a going concern. Our  financial statements as at March 31, 2007 and December 31, 2006 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Liquidity

At April 30, 2007, the Company had cash in the amount of $302 available.  During the upcoming twelve months it is anticipated that the Company will require $180,000 in working capital to finance ongoing operations. Subject to the ability of the Company to raise money from investors, funds for ongoing operations will continue to be funded by way of private placements.

Since inception, the Company has financed its operations from private financing, and occasionally from stockholder advances. The Company has suffered recurring losses from operations and at March 31, 2007 has a working capital deficiency (current assets less current liabilities) of $168,924, which raises substantial doubt about its ability to continue as a going concern without a further injection of capital.

To proceed further, the Company must raise additional funds to carry out mineral exploration contemplated under its decision to change the business direction.

Critical Accounting Policies and Estimates

The Company’s interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to impairment of long-lived assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies that are critical to the understanding of the Company’s financial statements include the accounting for its Research and Development Costs and Stock-Based Compensation.

Research and Development Costs

The Company expensed all research and development costs as incurred, including costs related to product and technology development.

13 of 20

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

New Accounting Pronouncements

In March 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value. An entity that uses derivative instruments to mitigate the risk inherent in servicing assets and liabilities may carry servicing assets and liabilities at fair value. The statement is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 or January 1, 2007. The adoption of this statement did not have an impact on the Company’s results of operations or financial condition.

14 of 20

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

The Company adopted the provisions of (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires an employer with publicly traded equity securities to recognize the funded status of a benefit plan and the related disclosure requirements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

15 of 20

Limited Operating History

The Company has a limited operating history upon which an evaluation of its prospects can be made. The future of the Company will depend on many factors, including access to adequate capital and incorporating of a business that can be financed on the merits of that business if indeed such a business can be found. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business.

History of Losses, Anticipated Future Losses

The Company has no history of revenues from operations.  Up to the fiscal year ended December 31, 2006 the Company incurred a cumulative net loss of $5,138,268 from its inception. In the three months ended March 31, 2007 the net loss from operations was $17,300, resulting in accumulated deficit of $5,155,568 as at March 31, 2007. As the Company has discontinued the development of the URO-stent, and is about to embark into the exploration and development of mineral exploration in Papua New Guinea, it is anticipated that negative cash flows will continue for the foreseeable future

The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in obtaining, exploring, developing mineral properties and then achieving profitable production operations . There can be no assurance that any such events will occur, or that the Company will ever achieve profitable operations.

Dependence on Financing

The Company's minimal capital requirements have been and will continue to be significant, estimated at $180,000 for the next 12 months ending March 31, 2008. The Company will be dependent on future financing to maintain its operations as well as other working capital requirements. The Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current stockholders of the Company other than the Chief Executive Officer will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

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

16 of 20

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

Item 3.

Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “exchange Act”). Based upon that evaluation, the Company’s principal executive and financial officer concluded that as of March 31, 2007, the Company’s disclosure controls and procedures were not effective.

The Company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company corporate governance structure and internal controls.

The Company is currently addressing its board member composition, and hopes to remedy the situation in the coming quarter..

There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

17 of 20

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

a.

Exhibits

b.

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

18 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PRECISION MEDICAL INC.
(Registrant)

Date: May 10, 2007	By:	/s/ Lindsay Semple
Lindsay Semple Chief Executive Officer and Acting Chief Financial Officer

19 of 20